Form 10-Q
period 1998-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 1998-08-13
CIK 1060224

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                         Commission file number: 0-24071

                     Sovran Acquisition Limited Partnership
             (Exact name of Registrant as specified in its charter)

Delaware                                                  16-1481551
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    5166 Main Street, Williamsville, NY 14221
               (Address of principal executive offices) (Zip code)

                                  716-633-1850
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

                           SOVRAN ACQUISITION LIMITED PARTNERSHIP

                                     BALANCE SHEETS

                                                        June 30,    December 31,
(dollars in thousands) .......................            1998         1997
----------------------------------------------            ----         ----

Assets
  Investment in storage facilities:
     Land                                              $   93,757    $   71,391
     Building and equipment                               358,334       261,645
                                                       ----------    ----------
                                                          452,091       333,036
     Less: accumulated depreciation                       (15,873)      (11,639)
                                                       ----------    ----------
  Investments in storage facilities, net                  436,218       321,397
  Cash and cash equivalents                                 2,695         2,567
  Accounts receivable                                       1,335           834
  Prepaid expenses and other assets                         3,030         2,275
                                                        ----------    ----------
  Total Assets..................................       $  443,278    $  327,073
                                                        ==========    ==========

Liabilities
  Line of credit                                       $  148,000    $   36,000
  Accounts payable and accrued liabilities                  4,591         1,950
  Deferred revenue                                          2,934         1,994
  Accrued distributions                                     6,882         6,816
  Mortgage payable                                          3,059         3,559
                                                        ----------    ----------
    Total Liabilities                                     165,466        50,319

   Limited partners' capital interest
   (453,609 and 443,609 units, respectively),
   at redemption value                                     12,814        14,454

Partners' Capital
  General partner                                           5,244         5,257
   Limited partner                                        259,754       257,043
                                                       ----------    ----------
   Total partners' capital                                264,998       262,300
                                                       ----------    ----------

  Total Liabilities and Partners' Capital              $  443,278    $  327,073
                                                        ==========    ==========

See notes to financial statements













               SOVRAN ACQUISITION LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS


                                          April 1, 1998      April 1, 1997
(dollars in thousands, except unit              to                 to
data)                                     June 30, 1998      June 30, 1997
----------------------------------        -------------      -------------


Revenues:
  Rental income                           $  16,171          $  11,724
  Interest and other income                     271                214
                                               ----               ---
     Total revenues                          16,442             11,938

Expenses:
  Property operations
    and maintenance                           3,164              2,254
  Real estate taxes                           1,311                918
  General and administrative                  1,093                586
  Interest                                    2,153                306
  Depreciation and amortization               2,450              1,685
                                             ------             ------
     Total expenses                          10,171              5,749
                                            -------             ------

Net Income                                $   6,271          $   6,189
                                          =========          =========


Earnings per unit - basic                 $    0.49          $    0.50
                                          =========           ========

Earnings per unit - diluted               $    0.49          $    0.50
                                          =========           ========

Units used in basic earnings
  per unit calculation                   12,775,737         12,201,392

Distributions declared per unit           $    0.54          $    0.52
                                          =========          =========





See notes to financial statements.
















                     SOVRAN ACQUISITION LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS



                                            January 1, 1998     January 1, 1997
(dollars in thousands,                             to                 to
except unit data)                            June 30, 1998       June 30, 1997
-----------------                            -------------       -------------

Revenues:
  Rental income                                $    30,347    $      22,302
  Interest and other income                            470              368
                                               -----------    -------------
     Total revenues                                 30,817           22,670

Expenses:
  Property operations and maintenance                5,983            4,408
  Real estate taxes                                  2,498            1,775
  General and administrative                         1,947            1,330
  Interest                                           3,368              818
  Depreciation and amortization                      4,547            3,216
                                               -----------    -------------
     Total expenses                                 18,343           11,547
                                               -----------    -------------

Income before extraordinary item                    12,474           11,123
Extraordinary loss on extinguishment of debt          (350)             -
                                               -----------    -------------

Net Income                                     $    12,124    $      11,123
                                               ===========    =============

Earnings per unit before
 extraordinary item - basic .................         0.98             0.96
Extraordinary item                                   (0.03)               -
                                               -----------    -------------
Earnings per unit - basic                      $      0.95    $        0.96
                                                ==========    =============
Earnings per unit - diluted                    $      0.95    $        0.96
                                               ===========    =============

Units used in basic
 earnings per unit calculation                  12,754,524       11,525,835

Distributions declared per unit                $      1.08    $        1.04
                                               ===========    =============


See notes to financial statements.














                     SOVRAN ACQUISITION LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                 January 1, 1998 January 1, 1997
                                                        to             to
(dollars in thousands)                             June 30, 1998   June 30, 1997
----------------------                             -------------   -------------

Operating Activities
Net income                                           $   12,124    $   11,123
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary loss                                        350             -
  Depreciation and amortization                           4,547         3,216
  Restricted stock earned                                     7             6
  Changes in assets and liabilities:
     Accounts receivable                                   (474)         (202)
     Prepaid expenses and other assets                     (462)          514
     Accounts payable and other liabilities               2,767         2,594
     Deferred revenue                                       649           683
                                                     ----------    ----------
Net cash provided by operating activities                19,508        17,934
                                                     ----------    ----------

Investing Activities
  Additions to storage facilities                      (115,337)      (76,521)
  Additions to other assets                                (851)          (10)
                                                     ----------    ----------
Net cash used in investing activities                  (116,188)      (76,531)
                                                     ----------    ----------

Financing Activities
  Net proceeds from sale of common stock                      -        42,419
  Proceeds from line of credit draw down                112,000        15,000
  Distributions paid                                    (13,738)      (12,193)
  Purchase of treasury stock                               (954)            -
  Mortgage principal payments                              (500)            -
                                                     ----------    ----------
Net cash provided by financing activities                96,808        45,226
                                                     ----------    ----------
Net increase (decrease) in cash                             128       (13,371)
Cash at beginning of period                               2,567        16,687
                                                     ----------    ----------
Cash at end of period                                $    2,695    $    3,316
                                                     ==========    ==========

Supplemental cash flow information
  Cash paid for interest                             $    3,181    $      818
                                                     ==========    ==========




See notes to financial statements ......................







                     SOVRAN ACQUISITION LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS




Supplemental cash flow information for the six months
  ended June 30, 1998
(dollars in thousands)
-------------------------------------------------------------------------------

Storage facilities acquired through the issuance
  of units in the Operating Partnership                              $    3,609
Fair value of net liabilities assumed on the acquisition
  of storage facilities                                              $      424
-------------------------------------------------------------------------------


Distributions declared but unpaid were $6,882 at June 30, 1998 and $6,816 at December 31, 1997











See notes to financial statements.










                           Notes to Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Organization
         Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, the Operating Partnership acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Operating Partnership acquired on that date twelve self-storage properties from unaffiliated third parties. The Operating Partnership has since purchased a total of 117 (thirty-six in 1998, forty-four in 1997, twenty-nine in 1996 and nine in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 1998 to 192 properties, most of which are in the eastern United States and Texas.

         As of June 30, 1998, the Company was a 96.4% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

         The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interest in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of the limited partnership (Unit) at the request of the holder thereof for cash equal to the fair value of a share of the Company's common stock (Common Shares) at the time of such redemption, provided that the Company at its options may elect to acquire any Unit presented for redemption for one Common Share or cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of units to the Company. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date.





3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended June 30, 1998.

(dollars in thousands)


Cost:
   Beginning balance                                            $      333,036
   Property acquisitions                                               110,940
   Improvements and equipment additions                                  8,232
   Dispositions                                                           (117)
--------------------------------------------------------------------------------
Ending balance                                                  $      452,091
--------------------------------------------------------------------------------
Accumulated Depreciation:
   Beginning balance                                            $       11,639
   Additions during the period                                           4,258
   Dispositions                                                            (24)
--------------------------------------------------------------------------------
Ending balance                                                  $       15,873
--------------------------------------------------------------------------------


4.  Line of Credit
         On February 20, 1998, the Operating Partnership entered into a new $150 million unsecured credit facility which replaced in its entirety the Operating Partnership's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Operating Partnership's old facility. As a result of the new credit facility, in 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former revolving credit facility.
         In June 1998, the Operating Partnership entered into a $30 million unsecured term note which matures on September 24, 1998 and provides for funds at LIBOR plus 1.25%.
         To manage its exposure to interest  rate  fluctuations,  the  Operating
Partnership has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999. Net payments or receipts under swap agreements are recorded as adjustments to interest expense. The net carrying amount of the Operating Partnership's debt instruments approximates the fair values.

5.  Commitments and Contingencies
         The   Operating   Partnership's   current   practice   is  to   conduct
environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.
         As of June 30, 1998, the Operating Partnership had entered into contracts for the purchase of 4 self-storage facilities which were purchased in July 1998 for a total cost of $22.7 million.





6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 36 storage facilities purchased during the six months ended June 30, 1998, had occurred at January 1, 1998. Such unaudited pro forma information is based upon the historical combined statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per unit data)

                                                                   Six Months
                                                                 Ended June 30,
                                                                      1998

Revenues:
  Rental income                                                $         34,011
  Other income                                                              535
                                                               ----------------
     Total revenues                                                      34,546

Expenses:
  Property operations & maintenance                                       6,836
  Real estate taxes                                                       2,800
  General and administrative                                              1,995
  Interest                                                                5,236
  Depreciation and amortization                                           4,939
                                                               ----------------
     Total Expenses                                                      21,806

Income before extraordinary item                                         12,740

Extraordinary loss on extinguishment of debt                               (350)
                                                               -----------------

Net income                                                     $         12,390
                                                                ================


Earnings per unit before extraordinary item - basic                        1.00
Extraordinary item                                                         (.03)
                                                               -----------------
Earnings per unit - basic                                      $            .97
                                                               ================
Earnings per unit - diluted                                    $            .97
                                                               ================

Units used in basic earnings
 per unit calculation                                                12,751,822


7.  Legal Proceedings
         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Offering. On April 29, 1996, the Plaintiff filed a first amended complaint and on September 24, 1997, a second amended complaint was filed. The complaint alleges, among other things, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud and deceit, breach of duty of good faith and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

8.  Earnings Per Unit
         In 1997, the Operating Partnership adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per unit:


                                          Six Months  Six Months
                                            Ended       Ended
                                           June 30,    June 30,
                                             1998       1997
                                         ---------    --------

Numerator:
  Net Income ...........................   $12,124   $11,123

Denominator:
  Denominator for basic earnings
    per unit - weighted average units ..    12,754    11,526

Effect of Diluted Securities:
  Stock options ........................        54        57
  Denominator for diluted earnings
    per unit - adjusted weighted average
    units and assumed conversion .......    12,808    11,583

Basic earnings per unit ................   $   .95   $   .96
Diluted earnings per unit ..............   $   .95   $   .96


9.  Recent Accounting Pronouncements
         On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Operating Partnership has previously capitalized such costs and will comply with the consensus prospectively. The amount of internal acquisition costs capitalized in the six-months ended June 30, 1998 and 1997, was $222,000 and $400,000, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 192 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; and tax law changes which may change the taxability of future income.

Liquidity and Capital Resources

Revolving Credit Facility
         On February 20, 1998, the Operating Partnership entered into a new $150 million unsecured credit facility which replaces in its entirety the Operating Partnership's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Operating Partnership's old facility. The Operating Partnership intends to use funds available from this credit facility to finance future acquisition and development plans described below. At June 30, 1998, the Operating Partnership had remaining borrowing capacity of $2 million on the line.

         In June 1998, the Operating Partnership entered into a $30 million term note which matures on September 24, 1998 and provides for funds at LIBOR plus 1.25%. At June 30, 1998, there was no balance outstanding on the term note. To manage its exposure to interest rate fluctuations, the Operating Partnership has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999.

Umbrella Partnership
     The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 1998, 453,609 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 1998, the Operating Partnership acquired eighteen properties, increasing its existing presence in Florida, Michigan, Missouri, North Carolina, Ohio, Tennessee and Texas. The Operating Partnership also entered a new market, New Hampshire. The eighteen acquisitions in the three months ended June 30, 1998 added 1,169,000 square feet of space and 11,000 rental units to the Operating Partnership's portfolio.

Future Acquisition and Development Plans
         In July, the Operating Partnership continued its external growth strategy by increasing the number of facilities it owns in Florida, and has contracts on properties in Florida, North Carolina, and Texas with planned closings in the third quarter.
         The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         At June 30, 1998, the Operating Partnership's debt to equity ratio was 57%.
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties will be provided by borrowings pursuant to the revolving line of credit and the issuance of UPREIT units. In addition, the Operating Partnership believes it has achieved a level of market capitalization and critical mass to enable it to access the senior debt markets to fund a portion of 1998 growth. The Company has filed a registration statement and expects to access the capital markets in 1998.

REIT Qualification and Distribution Requirements
     The Operating Partnership is treated as a partnership for Federal income tax purposes and the Company is treated as a partner in the Operating Partnership. As a partner, the Company is deemed to own its proportionate share of the assets of the partnership and is deemed to be entitled to the income of the partnership attributable to such share.
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended June 30, 1998, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Operating Partnership as of June 30, 1998 and June 30, 1997.

For the period January 1, 1998 through June 30, 1998 (dollars in thousands)
         The Operating Partnership reported revenues of $30,817 during the period and incurred $8,481 in operating expenses, resulting in net operating income of $22,336, or 72%. General and administrative expenses of $1,947, interest expense of $3,368 and depreciation and amortization expenses of 4,547 resulted in income of $12,474 before extraordinary item. An extraordinary loss of $350 resulted from the write-off of the unamortized financing costs of the revolving credit facility that was replaced in February 1998. Net income amounted to $12,124.

Three months ended June 30, 1998, compared to Three months ended June 30, 1997 (dollars in thousands)
         The following discussion compares the activities of the Operating Partnership for the three months ended June 30, 1998 with the activities of the Operating Partnership for the three months ended June 30, 1997.
         Total revenues increased from $11,938 for the three months ended June 30, 1997 to $16,442 for the three months ended June 30, 1998, an increase of $4,504 or 38%. Of this, $4,200 resulted from the acquisition of 18 properties during the period April 1, 1998 through June 30, 1998 and $304 was realized as a result of increased rental rates at the 138 properties owned by the Operating Partnership at April 30, 1997. Overall, same-store revenues grew 3% for the three month period ended June 30, 1998 as compared to the same period in 1997.
         Property operating and real estate tax expense increased $1,303 or 41% during the period. $1,112 was a result of absorbing additional expenses from operating the newly acquired properties, and $191 related to the operations of its sites operated more than one year.
         General and administrative expenses, which includes losses of $66 realized as the result of replacement of equipment, increased $507 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
     Interest expense increased $1,847 due to the $112 million drawn on the Operating Partnership's line of credit during 1998. Net income increased from $6,189 to $6,271, an increase of $82 or 1.3%.

Inflation
         The Operating Partnership does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.



Seasonality
         The Operating Partnership's revenues typically have been higher in the third and fourth quarters, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to affect materially distributions to unitholders.

Item 3.  Changes in Information About Market Risk
         No disclosure required

Part II.  Other Information

Item 1.  Legal Proceedings

     The Operating Partnership is a party to proceedings arising in the ordinary course of operation of self-storage facilities. However, the Operating Partnership does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the Operating Partnership.
         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Offering. On April 29, 1996, the Plaintiff filed a first amended complaint and on September 24, 1997, a second amended complaint was filed. The complaint alleges, among other things, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud and deceit, breach of duty of good faith and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

1. (a.)  Exhibit 27.  Financial Data Schedule

   (b.) Reports on Form 8-K

     On April 17, 1998, the Company filed an amended Current Report on Form 8-K/A, which amended the Company's Form 8-K filed February 20, 1998. The 8-K/A filed April 17, 1998, included the financial statements for twenty-four self storage facilities acquired. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the year ended December 31, 1997 were presented.

     On June 10, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of eight self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the three months ended March 31, 1998 and the year ended December 31, 1997 were presented.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Sovran Acquisition Limited Partnership
                           By: Sovran Holdings, Inc.,
                               Its:  General Partner



August 13, 1998                      By:  /S/ David L. Rogers
---------------                      ---  -------------------
Date                                     David L. Rogers,
                                           Chief Financial Officer