Form 10-Q
period 1998-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 1998-11-13
CIK 1060224

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                         Commission file number: 0-24071


                     Sovran Acquisition Limited Partnership
             (Exact name of Registrant as specified in its charter)

                               Delaware 16-1481551
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                                5166 Main Street
                          Williamsville, New York 14221
               (Address of principal executive offices) (Zip code)

                                 (716) 633 1850
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Part I. Financial Information

Item 1. Financial Statements

                             SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                         BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1998           1997
(dollars in thousands)                              (unaudited)
-------------------------------------------------------------------------------

Assets
  Investment in storage facilities:
     Land                                            $    100,801  $     71,391
     Building and equipment                               388,800       261,645
                                                     ------------  ------------
                                                          489,601       333,036
     Less: accumulated depreciation                       (18,559)      (11,639)
                                                     ------------  ------------
  Investments in storage facilities, net                  471,042       321,397
  Cash and cash equivalents                                 6,112         2,567
  Accounts receivable                                       1,302           834
  Prepaid expenses and other assets                         3,135         2,275
                                                     ------------   -----------
  Total Assets                                       $    481,591   $   327,073
                                                     ============   ===========


Liabilities
  Line of credit and term note                       $   176,500    $    36,000
  Accounts payable and accrued liabilities                 4,640          1,950
  Deferred revenue                                         2,882          1,994
  Accrued distributions                                    7,356          6,816
  Mortgage payable                                         3,059          3,559
                                                     -----------    -----------
  Total Liabilities                                      194,437         50,319

  Limited partners' capital interest
   (863,037 and 443,609 units, respectively),
   at redemption value                                    22,655         14,454

Partners' Capital
  General partner                                          5,144          5,257
  Limited partner                                        259,355        257,043
                                                     -----------    -----------
  Total Partners' Capital                                264,499        262,300
                                                     -----------    -----------

  Total Liabilities and Partners' Capital            $   481,591    $   327,073
                                                     ===========    ===========


See notes to financial statements.



              SOVRAN ACQUISITION LIMITED PARTNERSHIP
                   STATEMENTS OF OPERATIONS
                        (unaudited)


                                         July 1, 1998            July 1, 1997
(dollars in thousands,                        to                      to
 except unit data)                   September 30, 1998       September 30, 1997
-------------------------------------------------------------------------------

Revenues:
  Rental income                            $     18,876            $     13,161
  Interest and other income                         231                     159
                                           ------------            ------------
     Total revenues                              19,107                  13,320

Expenses:
  Property operations and maintenance             3,905                   2,571
  Real estate taxes                               1,481                   1,056
  General and administrative                      1,173                     697
  Interest                                        3,080                     592
  Depreciation and amortization                   2,830                   1,845
                                           ------------             -----------
      Total expenses                             12,469                   6,761
                                           ------------             -----------

Net Income                                 $      6,638             $     6,559
                                           ============             ===========

Earnings per unit - basic                  $       0.51             $      0.52
                                           ============             ===========
Earnings per unit - diluted                $       0.50             $      0.52
                                           ============             ===========

Units used in basic earnings
  per unit calculation                       13,136,572              12,606,779

Distributions declared per unit            $       0.56             $      0.54
                                           ============             ===========


See notes to financial statements.




                                   SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                          STATEMENTS OF OPERATIONS
                                               (unaudited)

                                          January 1, 1998      January 1, 1997
(dollars in thousands,                           to                   to
 except unit data)                       September 30, 1998   September 30, 1997
-------------------------------------------------------------------------------

Revenues:
  Rental income                             $    49,223             $    35,464
  Interest and other income                         701                     527
                                            -----------             -----------
     Total revenues                              49,924                  35,991

Expenses:
  Property operations and maintenance             9,888                   6,979
  Real estate taxes                               3,979                   2,832
  General and administrative                      3,120                   2,027
  Interest                                        6,448                   1,410
  Depreciation and amortization                   7,377                   5,061
                                            -----------             -----------
     Total expenses                              30,812                  18,309
                                            -----------             -----------
Income before extraordinary item                 19,112                  17,682

Extraordinary loss on extinguishment of debt       (350)                      -
                                            -----------             -----------

Net Income                                  $    18,762             $    17,682
                                            ===========             ===========


Earnings per unit before
   extraordinary item - basic               $      1.48             $      1.49
Extraordinary item                                (0.02)                      -
                                            -----------             -----------
Earnings per unit - basic                   $      1.46             $      1.49
                                            ===========             ===========
Earnings per unit - diluted                 $      1.45             $      1.48
                                            ===========             ===========


Units used in basic
    earnings per unit calculation            12,881,773              11,904,659

Distributions declared per unit              $     1.64              $     1.58
                                             ==========              ==========



See notes to financial statements.




                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                      January 1, 1998          January 1, 1997
                                             to                      to
(dollars in thousands)               September 30, 1998      September 30, 1997
-------------------------------------------------------------------------------

Operating Activities
Net income                                  $    18,762             $    17,682
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Extraordinary loss                                350                       -
  Depreciation and amortization                   7,377                   5,061
  Restricted stock earned                             5                      10
  Changes in assets and liabilities:
     Accounts receivable                           (409)                   (289)
     Prepaid expenses and other assets             (659)                     17
     Accounts payable and other
      liabilities                                 2,695                   3,325
     Deferred revenue                                67                     693
                                             ----------             -----------
Net cash provided by operating
 activities                                      28,188                  26,499
                                             ----------             -----------

Investing Activities
  Additions to storage facilities              (140,924)                (92,386)
  Additions to other assets                        (866)                    (10)
                                             ----------             -----------
Net cash used in investing activities          (141,790)                (92,396)
                                             ----------             -----------

Financing Activities
  Net proceeds from sale of common stock              -                  42,340
  Proceeds from line of credit draw down        140,500                  28,000
  Distributions paid                            (20,863)                (18,999)
  Purchase of treasury stock                     (1,990)                      -
  Mortgage principal payments                      (500)                      -
                                             ----------             -----------
Net cash provided by financing activities       117,147                  51,341
                                             ----------             -----------
Net increase (decrease) in cash                   3,545                 (14,556)
Cash at beginning of period                       2,567                  16,687
                                             ----------             -----------
Cash at end of period                        $    6,112             $     2,131
                                             ==========             ===========



Supplemental cash flow information
     Cash paid for interest                  $    5,940             $     1,410

See notes to financial statements.




                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




Supplemental cash flow information for the nine months
  ended September 30, 1998
(dollars in thousands)
-------------------------------------------------------------------------------


  Storage facilities acquired through the issuance of minority
      interest in the Operating Partnership                     $        14,703

   Fair value of net liabilities assumed on the acquisition
      of storage facilities                                     $         1,208
-------------------------------------------------------------------------------



Distributions declared but unpaid were $7,356 at September 30, 1998 and $6,816 at December 31, 1997

                          Notes to Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Organization
         Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, the Operating Partnership acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Operating Partnership acquired on that date twelve self-storage properties from unaffiliated third parties. The Operating Partnership has since purchased a total of 127 (forty-five in 1998, forty-four in 1997, twenty-nine in 1996 and nine in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 1998 to 201 properties, most of which are in the eastern United States and Texas.
         As of September 30, 1998, the Company was a 93.4% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
         The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interest in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of the limited partnership (Unit) at the request of the holder thereof for cash equal to the fair value of a share of the Company's common stock (Common Shares) at the time of such redemption, provided that the Company at its options may elect to acquire any Unit presented for redemption for one Common Share or cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of units to the Company. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended September 30, 1998.

(dollars in thousands)


Cost:
   Beginning balance                                          $      333,036
   Property acquisitions                                             145,841
   Improvements and equipment additions                               10,890
   Dispositions                                                         (166)
                                                              --------------
Ending balance                                                $      489,601
                                                              ==============


Accumulated Depreciation:
   Beginning balance                                          $       11,639
   Additions during the period                                         6,962
   Dispositions                                                          (42)
                                                              --------------
Ending balance                                                $       18,559
                                                              ==============



4.  Line of Credit
         On February 20, 1998, the Operating Partnership entered into a new $150 million unsecured credit facility which replaced in its entirety the Operating Partnership's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Operating Partnership's old facility. As a result of the new credit facility, in 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former revolving credit facility.
         In June 1998, the Operating Partnership entered into a $30 million unsecured term note which matured on September 24, 1998 and provided for funds at LIBOR plus 1.25%. The term note has been increased to $40 million and extended through January 1999, and bears interest at LIBOR plus 1.50%.
         To manage its exposure to interest  rate  fluctuations,  the  Operating
Partnership has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999. Net payments or receipts under swap agreements are recorded as adjustments to interest expense. The net carrying amount of the Operating Partnership's debt instruments approximates the fair values.

5.  Commitments and Contingencies
         The   Operating   Partnership's   current   practice   is  to   conduct
environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.
         As of September 30, 1998, the Operating Partnership had entered into contracts for the purchase of 10 self-storage facilities with expected costs of $24 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 45 storage facilities purchased during the nine months ended September 30, 1998, had occurred at January 1, 1998. Such unaudited pro forma information is based upon the historical combined statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per unit data)

                                                             Nine Months Ended
                                                               September 30,
                                                                   1998

Revenues:
  Rental income                                               $         55,534
  Other income                                                             828
                                                              ----------------
     Total revenues                                                     56,362

Expenses:
  Property operations & maintenance                                     11,398
  Real estate taxes                                                      4,547
  General and administrative                                             3,170
  Interest                                                               9,329
  Depreciation and amortization                                          8,031
                                                              ----------------
     Total Expenses                                                     36,475
                                                              ----------------
Income before extraordinary item                                        19,887

Extraordinary loss on extinguishment of debt                              (350)
                                                              -----------------

Net income                                                    $         19,537
                                                              ================


Earnings per unit before extraordinary item - basic           $           1.51
Extraordinary item                                                        (.02)
                                                              -----------------
Earnings per unit - basic                                     $           1.49
                                                              ================
Earnings per unit - diluted                                   $           1.48
                                                              ================

Units used in basic earnings
 per unit calculation                                               13,136,000


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


8.  Earnings Per Unit
         In 1997, the Operating Partnership adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per unit:


                                            Nine Months             Nine Months
                                               Ended                   Ended
                                           September 30,           September 30,
                                               1998                     1997
                                          -------------           -------------

Numerator:
  Net Income                              $     18,762            $    17,682

Denominator:
  Denominator for basic earnings
    per unit - weighted average units           12,882                 11,905

Effect of Diluted Securities:
  Stock options                                     30                     61
  Denominator for diluted earnings
   per unit - adjusted weighted
   average units and assumed conversion         12,912                 11,966

Basic earnings per unit                   $       1.46            $      1.49
Diluted earnings per unit                 $       1.45            $      1.48

9.  Recent Accounting Pronouncements
         On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Operating Partnership has previously capitalized such costs and will comply with the consensus prospectively. The amount of internal acquisition costs capitalized in the nine-months ended September 30, 1998 and 1997, was $222,000 and $600,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 201 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; and tax law changes which may change the taxability of future income.

Liquidity and Capital Resources

Revolving Credit Facility
         On February 20, 1998, the Operating Partnership entered into a new $150 million unsecured credit facility which replaces in its entirety the Operating Partnership's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Operating Partnership's old facility. The Operating Partnership intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1998, the outstanding balance of the unsecured credit facility was $150 million.
         In June 1998, the Operating Partnership entered into a $30 million term note that matured on September 24, 1998 and provided for funds at LIBOR plus 1.25%. The term note has been increased to $40 million and extended through January 1999, and bears interest at LIBOR plus 1.50%. At September 30, 1998, there was $26.5 million outstanding on the term note. To manage its exposure to interest rate fluctuations, the Operating Partnership has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999.

Umbrella Partnership
         The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 1998, 863,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended September 30, 1998, the Operating Partnership acquired nine properties, increasing its existing presence in Florida, North Carolina and Texas. The nine acquisitions in the three months ended September 30, 1998 added 640,000 square feet of space and 7,000 rental units to the Operating Partnership's portfolio.

Future Acquisition and Development Plans
         In October, the Operating Partnership continued its external growth strategy by increasing the number of facilities it owns in Texas, and has contracts on properties in Louisiana, Mississippi, Ohio, Rhode Island, and Texas with planned closings in the fourth quarter of 1998 and the first quarter of 1999.
         The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties will be provided by borrowings pursuant to the revolving line of credit and the issuance of UPREIT units.
     At September 30, 1998, the Company had $13.5 million available under the term note. The Company has received a committment from a syndicate of banks for a $75 million term note that will be used to repay the current $40 million term note and provide financing for future acquisitions.

REIT Qualification and Distribution Requirements
         The Operating Partnership is treated as a partnership for Federal income tax purposes and the Company is treated as a partner in the Operating Partnership. As a partner, the Company is deemed to own its proportionate share of the assets of the partnership and is deemed to be entitled to the income of the partnership attributable to such share.
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended September 30, 1998, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Operating Partnership as of September 30, 1998 and September 30, 1997.

For the period January 1, 1998 through September 30, 1998 (dollars in thousands)
         The Operating Partnership reported revenues of $49,924 during the period and incurred $13,867 in operating expenses, resulting in net operating income of $36,057, or 72%. General and administrative expenses of $3,120, interest expense of $6,448 and depreciation and amortization expenses of 7,377 resulted in income of $19,112 before extraordinary item. An extraordinary loss of $350 resulted from the write-off of the unamortized financing costs of the revolving credit facility that was replaced in February 1998. Net income amounted to $18,762.

Three months ended September 30, 1998, compared to Three months ended September 30, 1997 (dollars in thousands)
         The following discussion compares the activities of the Operating Partnership for the three months ended September 30, 1998 with the activities of the Operating Partnership for the three months ended September 30, 1997.
         Total revenues increased from $13,320 for the three months ended September 30, 1997 to $19,107 for the three months ended September 30, 1998, an increase of $5,787 or 43%. Of this, $5,290 resulted from the acquisition of 53 properties during the period July 1, 1997 through September 30, 1998 and $497 was realized as a result of increased rental rates at the 148 properties owned by the Operating Partnership at June 30, 1997. Overall, same-store revenues grew 3.8% for the three month period ended September 30, 1998 as compared to the same period in 1997.
         Property operating and real estate tax expense increased $1,759 or 48% during the period. $1,466 was a result of absorbing additional expenses from operating the newly acquired properties, and $293 related to the operations of its sites operated more than one year.
         General and administrative expenses, which includes losses of $96 realized as the result of replacement of equipment, increased $476 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
     Interest expense increased $2,488 due to the $140.5 million drawn on the Operating Partnership's line of credit during 1998. Net income increased from $6,559 to $6,638, an increase of $79 or 1.2%.

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

Part II.  Other Information

Item 1.  Legal Proceedings
     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Offering. On April 29, 1996, the Plaintiff filed a first amended complaint and on September 24, 1997, a second amended complaint was filed. The complaint alleges, among other things, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud and deceit, breach of duty of good faith and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits  and  Reports  on Form 8-K

 (a.)  Exhibit 27 -  Financial  data schedule.

 (b.)  Reports on Form 8-K

     On July 6, 1998, the Company filed a Current Report on Form 8-K, reporting the acquisition of ten self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the three months ended March 31, 1998 and the year ended December 31, 1997 were presented.

     On September 25, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of four self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the six months ended June 30, 1998 and the year ended December 31, 1997 were presented.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Sovran Acquisition Limited Partnership


                                    By:  SOVRAN HOLDINGS, INC.
                                            Its: General Partner



November 13, 1998                    By:  / S /   David L. Rogers
------------------                        -----------------------
Date                                      DAVID L. ROGERS,
                                          Chief Financial Officer