Form 10-K
period 1998-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 1999-04-01
CIK 1060224

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                 Commission File Number: 0-24071



             Sovran Acquisition Limited Partnership
                    -------------------------
     (Exact name of Registrant as specified in its charter)


         Delaware                              16-1481551
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



                        5166 Main Street
                     Williamsville, NY 14221
                     -----------------------
            (Address of principal executive offices)
                           (Zip code)


                         (716) 633-1850
                         --------------
       (Registrant's telephone number including area code)


   Securities registered pursuant to Section 12(b) of the Act:


Title of Securities            Exchanges on which Registered
----------------------------        -----------------------------
Not Applicable                      Not Applicable


   Securities registered pursuant to section 12(g) of the Act:

                              None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [ X ]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1999, 13,242,172 Units of Limited
Partnership Interest were outstanding.




              DOCUMENTS INCORPORATED BY REFERENCE

     Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 25, 1999 (Part III).

ITEM 1.  BUSINESS

General

     Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is one of the largest owners and operators of self-storage properties in the Eastern United States and Texas. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company Predecessors" as used herein refers to the Company's predecessor organizations prior to the Company's initial public offering in June, 1995 (the "Initial Offering") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only, and, as the context may require, the Company Predecessors. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership and, as the context may require, the Company Predecessors.

     The Company is currently a 93.45% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

     The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership.
The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") at the request of the holder thereof for cash equal to the fair market value of a share of the

Company's common stock, par value $.01 per share ("Common Shares"), at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one Common Share or cash. With each such redemption or acquisition by the Company, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

     The Operating Partnership may issue additional Units to acquire additional self-storage properties in transactions that in certain circumstances defer some or all of the sellers' tax consequences. The Operating Partnership believes that many potential sellers of self-storage properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer Federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial Federal income tax deferral.

     As of March 25, 1999 the Operating Partnership owned and operated 211 self-storage properties (individually, a "Property" and collectively, the "Properties") consisting of approximately
11.8 million net rentable square feet, situated in 19 states, primarily the Eastern United States and Texas. As of
December 31, 1998, the Properties had a weighted average occupancy of 86.4% and a weighted average annual rent per occupied square foot of $7.69. The Operating Partnership believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

     The Operating Partnership seeks to increase cash flow and enhance investor value through aggressive management of the Properties and selective acquisitions of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving the Properties and, should economic conditions warrant, developing new properties. The Operating Partnership believes that there continues to be significant opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties located primarily in the Eastern United States that are susceptible to realization of increased economies of scale and enhanced performance through application of the Operating Partnership's management expertise.

     The Operating Partnership's principal executive offices are located at 5166 Main Street, Williamsville, New York 14221, and its telephone number is (716) 633-1850.

Industry Overview

     The Operating Partnership believes that self storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, some operators, including the Operating Partnership, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Operating Partnership, and the customer has control of access to the unit.

     The Operating Partnership believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

      According to published data, of the approximately 26,000 facilities in the United States, less than 18% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Operating Partnership believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

     The self-storage industry has also experienced relatively slow growth in supply in recent years due to the scarcity of financing available to small operators, restrictive zoning and other regulations and the substantial start up costs associated with the construction and lease-up of new facilities. Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy.
It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Operating Partnership estimates that commercial users account for approximately 30-35% of its total occupancy, which is substantially higher than the reported industry average of 23%.

Property Management

     The Operating Partnership believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Operating Partnership's management system include:


- Recruiting, training and retaining capable, aggressive on-site Property Managers;

- Motivating Property Managers by providing incentive-based compensation;

- Developing and maintaining an integrated marketing plan for each Property;

-    Minimizing maintenance costs;

- Linking all facilities to a central customized management information system; and

- Utilization of a national marketing program that attracts commercial tenants who have multi market self-storage needs.

     Each Property is generally managed by a full-time Property Manager and one or more assistant managers. Each Property Manager is responsible for most operational decisions with respect to his or her Property, including rent charges and maintenance, subject to certain monetary limits. Assistant managers enable Property Managers to have sufficient time to perform marketing functions. Each Property Manager reports to an Area Manager who in turn reports to a Regional Vice President. The Operating Partnership currently employs four Regional Vice Presidents who primarily focus on marketing and overall supervision of the Area Managers. The Area Managers are responsible for overseeing site operations.

     Property Managers attend a thorough orientation program and undergo continuous training which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Operating Partnership's customized management information system. In addition to frequent contact with Area Managers and other Operating Partnership personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

     The Operating Partnership annually develops a written marketing plan for each of its Properties the content of which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of a same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Operating Partnership primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Operating Partnership also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

     The Operating Partnership's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Operating Partnership's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Operating Partnership's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Area Managers. The Operating Partnership's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

     The Operating Partnership's Regional Vice Presidents, Area Managers and Property Managers are compensated with a base salary and may, in addition, earn incentive compensation. The Operating Partnership annually establishes a target gross income and net operating income for each Property. As incentive compensation, Property Managers earn a percentage of all gross income in excess of the target level; and Regional Vice Presidents earn a percentage of the combined net operating incomes in excess of the targeted levels for all facilities reporting to them. The Area Managers may receive bonuses from the Regional Vice President they work under. This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for any manager to earn in excess of 10% of the base salary as incentive compensation. The Operating Partnership believes that the structure of these programs causes its managers to exercise their operational autonomy in a manner to maximize income through increased rental rates.

Environmental and Other Regulations

     The Operating Partnership is subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Operating Partnership has not received notice from any governmental authority or private party of any material environmental noncompliance, claim, or liability in connection with any of the Properties, and is not aware of any environmental condition with respect to any of the Properties that could have a material adverse effect on the Operating Partnership's financial condition or results of operations.

     The Properties are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Operating Partnership believes that the Properties are in substantial compliance with all such regulations.

Insurance

     Each of the Properties is covered by fire, flood and property insurance, including comprehensive liability, all-risk property insurance, provided by reputable companies and with commercially reasonable terms. In addition, the Operating Partnership maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Properties in an aggregate amount believed to be adequate.

Competition

     The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of a property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. The Operating Partnership believes it competes successfully on these bases. The extent of competition depends in significant part on local market conditions. The Operating Partnership seeks to locate its facilities so as not to cause its own Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

     Several of the Operating Partnership's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, Storage Trust Realty and Storage USA, Inc., are larger and have substantially greater financial resources than the Operating Partnership. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

     While the Operating Partnership emphasizes equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests related to self-storage properties consistent with the Company's qualification as a REIT. The Operating Partnership may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of properties from time to time. Should investment opportunities become available, the Operating Partnership may look to acquire self-storage properties via a joint-venture partnership or similar entity. The Operating Partnership may or may not have a significant investment in such a venture, but would use such an opportunity to expand its portfolio of branded and managed properties.

     Subject to the percentage of ownership limitations and gross income tests necessary for the Company's REIT qualification, the Operating Partnership also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Disposition Policy

     Management periodically reviews the assets comprising the Operating Partnership's portfolio. The Operating Partnership has no current intention to dispose of any of the Properties, although it reserves the right to do so. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of the Operating Partnership's portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining the Company's qualification as a REIT.

Borrowing Policy

     The Board of Directors of the Company currently limits the amount of debt that may be incurred by the Company to less than 50% of the sum of market value of the issued and outstanding Common Stock plus the Company's debt (Market Capitalization). The Company, however, may from time to time re-evaluate and modify its borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

     The Operating Partnership obtained an increase in the amount available under the Credit Facility to $150 million from $75 million in 1998. In connection with the increase, the interest rate was reduced from LIBOR plus 1.9 % to LIBOR plus 1.25% and the maturity date was extended from August 1998 to February 2001. The Credit Line is to be used for development, acquisitions and general corporate purposes. As a result of the new credit facility, in 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $357,000, representing the unamortized financing costs of the revolving credit facility.

     On December 22, 1998, the Operating Partnership borrowed $75 million pursuant to a term note agreement. The note is for a period of two years, maturing on December 22, 2000, and requires interest at LIBOR plus 1.50%. The note is unsecured, and was used to repay short-term borrowings.

     To the extent that the Operating Partnership desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize public and private equity offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Operating Partnership's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Operating Partnership has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Operating Partnership's Financial Statements appearing elsewhere herein.

Employees

     The Operating Partnership currently employs a total of 579 employees, including 229 Property Managers, 13 Area Managers, 4 Regional Vice Presidents and 292 part time employees. At the Operating Partnership's headquarters, in addition to the Company's 3 senior executive officers, the Operating Partnership employs 38 people engaged in various support activities such as accounting and management information systems. None of the Operating Partnership's employees is covered by a collective bargaining agreement. The Operating Partnership considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

Overview

     At December 31, 1998, the Operating Partnership, owned 100% fee simple interests in, and operated, a total of 205 Properties, consisting of approximately 11.6 million net rentable square feet, situated in nineteen states in the Eastern and Midwestern United States and Texas. As of December 31, 1998, the Properties had a weighted average occupancy of 86.4% and a weighted average annual rent per square foot of $7.69. The Operating Partnership believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

     The Operating Partnership's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Operating Partnership's Properties are fenced with computerized gates and are well lighted. All but twenty-two of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

     Currently, 189 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Operating Partnership intends to convert all of the Properties to the "Uncle BoB's" trade name.

The table below provides certain information regarding the properties:

                                          Uncle
                                          BoB's   Occupancy
                         Year             Trade       at                                     Mgr.
Location                 Built  Sq. Ft.   Name     12/31/98  Acres  Units  Bldgs.  Floors    Apt.  Construction
__________________________________________________________________________________________________________________________________
  Alabama
Birmingham I             1990   36,975    Y       76%        2.7     297    9      1         Y    Masonry/Steel Roof
Birmingham II            1990   52,400    Y       89%        4.7     397    8      1         Y    Masonry/Steel Roof
Montgomery I             1982   74,830    Y       76%        5.0     620   16      1         Y    Masonry/Steel Roof
Birmingham III           1970   72,560    Y       70%        4.3     411    6      1         N    Masonry/Steel Roof
Montgomery II            1984   42,245    Y       94%        2.7     287   10      1         N    Masonry/Steel Roof
Montgomery III           1988   41,550    Y       85%        2.4     392    9      1         Y    Steel Bldg./Steel Roof
Birmingham-Walt          1984   63,380    N       85%        3.3     390    6      1         Y    Masonry Wall/Metal Roof
  Connecticut
New Haven                1985   35,260    Y       96%        3.9     305    5      1         N    Masonry Wall/Steel Roof
Hartford-Metro I         1988   49,000    Y       97%       10.0     337   10      1         N    Steel Bldg./Steel Roof
Hartford-Metro II        1992   37,825    Y       98%        6.0     309    7      1         N    Steel Bldg./Steel Roof
  Florida
Lakeland l               1985   48,055    Y       72%        3.5     443   11      1         Y    Masonry Wall/Steel Roof
Tallahassee I            1973  147,059    Y       80%       18.7     723   21      1         Y    Masonry Wall/Tar & Gravel Roof
Tallahassee II           1975   43,740    Y       96%        4.0     241    7      1         Y    Masonry Wall/Tar & Gravel Roof
Port St. Lucie           1985   54,400    Y       85%        4.0     604   12      1         N    Steel Bldg./Steel Roof
Deltona                  1984   63,992    Y       87%        5.0     453    5      1         Y    Masonry Wall/Shingle Roof
Jacksonville I           1985   39,912    Y       99%        2.7     296   14      1         Y    Masonry Wall/Tar & Gravel Roof
Orlando I                1988   50,445    Y       90%        2.8     595    3      2         Y    Steel Bldg./Steel Roof
Ft. Lauderdale           1985   98,440    Y       94%        7.6     636    7      1         Y    Steel Bldg./Steel Roof
West Palm l              1985   45,465    Y       83%        3.2     412    6      1         N    Steel Bldg./Steel Roof
Melbourne I              1986   61,034    Y       99%        8.3     656   11      1         Y    Masonry Wall/Shingled Roof
Pensacola I              1983  108,333    Y       86%        7.5     966   13      1         Y    Steel Bldg./Steel Roof
Pensacola II             1986   57,370    Y       93%        3.4     509    9      1         Y    Steel Bldg./Steel Roof
Melbourne II             1986   55,755    Y       88%        3.4     630   11      1         N    Steel Bldg./Steel Roof
Jacksonville II          1987   53,225    Y       92%        4.4     489   11      1         Y    Masonry/Steel Roof
Pensacola III            1986   63,250    Y       92%        6.1     500   12      1         N    Steel Bldg./Steel Roof
Pensacola IV             1990   39,825    Y       83%        2.7     281    9      1         Y    Masonry/Steel Roof
Pensacola V              1990   38,850    Y       76%        2.6     324    4      1         Y    Masonry/Steel Roof
Tampa I                  1989   60,202    Y       93%        3.3     878    6      1         N    Masonry/Steel Roof
Tampa II                 1985   55,911    Y       85%        2.9     783   10      1         N    Masonry/Steel Roof
Tampa III                1988   45,507    Y       89%        2.2     669   14      1         N    Masonry/Steel Roof

Orlando II               1986  134,834    Y       76%        8.5    1,360  20      1         Y    Masonry Wall/Steel Roof
Ft. Myers I              1988   28,024    Y       84%        1.1     272    6      2         Y    Steel Bldg./Steel Roof
Ft. Myers II           1991/94  23,053    Y       94%        1.9     303    2      1         Y    Masonry/Steel Roof
Tampa IV                 1985   47,410    Y       95%        4.0     557   10      1         Y    Masonry/Steel Roof
West Palm II             1986   33,005    Y       93%        2.3     394    9      1         Y    Masonry/Steel Roof
Ft. Myers III            1986   36,040    Y       91%        2.4     261    9      1         Y    Masonry/Steel Roof
Lakeland II              1988   42,310    Y       93%        4.0     579    9      1         N    Masonry Wall/Steel Roof
Ft. Myers IV             1987   59,686    Y       97%        4.5     277    4      1         Y    Masonry/Steel Roof
Jacksonville III         1987  102,500    Y       75%        5.9     783   13      1         Y    Masonry Wall/Shingle Roof
Jacksonville IV          1985   43,925    Y       81%        2.7     514    7      1         Y    Steel Bldg./Steel Roof
Jacksonville V         1987/92  53,855    Y       96%        2.9     511   13      2         Y    Steel Bldg./Masonry Wall/Steel
                                                                                                    Roof
Orlando III              1975   52,704    Y       80%        3.2     504    8      2         N    Masonry Wall/Steel Roof
Orlando lV               1984   38,580    Y       95%        2.8     337    6      1         Y    Steel Bldg/Steel Roof
Delray I-Mini            1969   50,455    Y       94%        3.5     489    3      1         Y    Masonry Wall/Concrete Roof
Delray II-Safeway        1980   70,050    Y       88%        4.3     727   17      1         Y    Masonry Wall/Concrete Roof
Tampa-E. Hillborough     1985   84,690    N       96%        5.3     737   16      1         Y    Masonry Wall/Metal Roof
Titusville             1986/90  54,720    Y       99%        6.0     416    9      1         Y    Metal Wall/Shingle Roof
Ft.Myers-Mall          1991/94  18,501    Y       72%        1.3     252    4      1         Y    Masonry/Steel Roof
Indian Harbor-Beach      1985   64,990    Y       90%        4.0     729   15      1         N    Masonry Wall/Metal Roof
Hollywood-Sheridan       1988  129,178    N       89%        7.0   1,168   21      1         Y    Masonry Wall/Concrete Roof
Pompano Beach-Atlantic   1985   74,644    N       83%        4.0     976   17      1         N    Masonry Wall/Concrete Roof
Pompano Beach-Sample     1988   63,548    N       88%        3.6     837   14      1         N    Masonry Wall/Metal Roof
Boca Raton-18th St       1991   90,395    N       83%        6.2   1,094    8      1         N    Masonry Wall/Metal Roof
Vero Beach               1997   34,450    Y       97%        1.9     309    2      1         N    Masonry Wall/Metal Roof
Hollywood-N.21st         1987   58,612    N       90%        3.1     742   11      1         Y    Masonry Wall/Metal Roof
  Georgia
Savannah                 1981   59,530    Y       89%        5.4     500   11      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro I          1988   69,585    Y       81%        3.9     532    5      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro II         1988   45,300    Y       79%        3.9     375    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro III        1988   57,625    Y       82%        5.3     478    9      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro IV         1989   42,105    Y       95%        3.5     299    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro V          1988   44,945    Y       91%        4.2     318    3      1         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI         1986   50,900    Y       77%        3.6     455    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro VII        1981   38,950    Y       85%        2.5     326    9      2         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII       1975   47,321    Y       83%        3.3     459    6      2         Y    Masonry Wall/Tar & Gravel Roof
Augusta I                1988   52,360    Y       81%        4.0     409   13      1         Y    Steel Bldg./Steel Roof
Macon I                  1989   40,700    Y       86%        3.2     353   14      1         Y    Steel Bldg./Steel Roof
Augusta II               1987   46,280    Y       86%        3.5     372    4      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro IX         1988   56,346    Y       81%        4.6     412    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro X          1988   47,505    Y       91%        6.8     399    9      1         N    Steel Bldg./Steel Roof
Macon II               1989/94  58,915    Y       92%       14.0     540   11      1         Y    Steel Bldg./Steel Roof


Savannah II              1988   49,365    Y       90%        2.6     463    8      1         Y    Masonry  Wall/Steel Roof
Atlanta-Alpharetta       1994   81,405    Y       79%        5.8     573    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Marietta         1996   59,450    Y       93%        6.0     451    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Doraville        1995   68,465    Y       93%        4.9     636    8      1&2       Y    St&Masonry Bldg/Steel Roof
Ft. Oglethorpe           1989   45,185    Y       84%        3.3     447    6      1         Y    Masonry Wall/Metal Roof
  Louisiana
Baton Rouge-1            1982   72,370    Y       88%        2.5     414   12      1         Y    Masonry Wall/Metal Roof
Baton Rouge-2            1985   45,185    Y       86%        2.8     444    9      1         N    Masonry Wall/Steel Roof
  Maryland
Salisbury                1979   33,700    Y       81%        3.0     416   10      1         N    Masonry Wall/Tar & Gravel Roof
Baltimore I              1984   21,233    Y       80%        1.9     347    2      3         N    Masonry Wall/Shingled Roof
Baltimore II             1988   55,694    Y       97%        2.2     498    2      4         Y    Masonry Wall/Tar & Gravel Roof
Baltimore III            1990   51,838    Y       91%        3.1     674    8      1         Y    Steel Bldg./Steel Roof
  Massachusetts
New Bedford              1982   42,068    Y       98%        3.4     374    7      1         Y    Steel Bldg./Steel Roof
Springfield              1986   42,127    Y       88%        4.7     321    5      1         N    Masonry Wall/Shingle Roof
Northbridge              1988   50,350    N       93%        3.5     358   10      1         N    Metal Wall/Metal Roof
Salem                    1979   53,405    N       88%        2.0     499    2      2         Y    Steel Wall/Metal Roof
Boston-Metro I           1980   37,825    Y       97%        2.0     402    3      2         N    Masonry Wall/Tar & Gravel Roof
Boston-Metro II          1986   38,175    Y       98%        3.6     428    8      2         N    Masonry Wall/Tar & Gravel Roof
  Michigan
Grand Rapids             1976   57,900    Y       89%        5.4     526    9      1         Y    Masonry Wall/Steel Roof
Grand Rapids II          1983   32,300    Y       89%        8.0     296    6      1         N    Masonry & Steel Walls
Kalamazoo                1978   60,218    Y       82%       11.6     674   14      1         Y    Steel Bldg/Steel & Shingle Roof
Lansing                  1987   44,945    Y       88%        3.8     411    9      1         Y    Steel Bldg/Steel Roof
Holland                  1978   96,208    Y       86%       13.6     722   18      1         Y    Masonry Wall/Steel Roof
Waterford-Highland       1978  137,320    N       83%       16.6   1,719   16      1         Y    Masonry Wall/Metal Roof
  Mississippi
Jackson I                1990   42,010    Y       91%        2.0     344    6      1         Y    Masonry/Steel Roof
Jackson II               1990   38,815    Y       96%        2.1     310    9      1         Y    Masonry/Steel Roof
Jackson III-I55          1995   62,048    N       98%        1.3     426    2      1         N    Metal Wall/Metal Roof
Jackson-N.West           1984   57,275    N       90%        5.2     473   13      1         Y    Masonry Wall/Metal Roof
  New Hampshire
Salem-Policy             1980   62,825    N       99%        8.7     547    9      1         Y    Masonry Wall/Metal Roof
  New York
Middletown               1988   26,000    Y       97%        2.8     283    4      1         N    Steel Bldg./Steel Roof
Buffalo I                1981   76,320    Y       85%        5.1     545   10      1         Y    Steel Bldg./Steel Roof
Rochester I              1981   41,834    Y       69%        2.9     407    5      1         Y    Steel Bldg./Steel Roof
Rochester II             1980   29,820    Y       93%        3.5     249    9      1         N    Masonry Wall/Shingle Roof
Buffalo II               1984   54,545    Y       86%        6.2     435   12      1         Y    Steel Bldg./Steel Roof
Syracuse l               1987   73,320    Y       84%        7.5     767   16      1         N    Steel Bldg./Steel Roof
Syracuse II              1983   54,590    Y       88%        3.6     422   10      1         Y    Steel Bldg./Shingled Roof


Rochester III            1990   67,865    Y       93%        2.7     462    1      1         N    Masonry Wall/Shingle Roof
Harriman               1989/95  66,210    N       88%        6.1     643   10      1         Y    Metal Wall/Metal Roof
  North Carolina
Charlotte                1986   37,815    Y       81%        2.9     333    6      1         Y    Steel Bldg./Steel Roof
Fayetteville             1980   91,950    Y       66%        6.2   1,060   12      1         Y    Steel Bldg./Steel Roof
Greensboro               1986   45,230    Y       76%        3.4     422    5      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Raleigh I                1985   58,490    Y       86%        5.0     544    8      2         Y    Steel Bldg./Steel Roof
Raleigh II               1985   33,215    Y       75%        2.5     328    8      1         Y    Steel Bldg./Steel Roof
Charlotte II             1995   48,950    Y       54%        5.6     486    7      1         Y    MasonryWall/Steel Roof
Charlotte III            1995   31,320    Y       84%        2.9     333    6      1         Y    MasonryWall/Steel Roof
Greensboro1              1995   32,198    Y       86%        1.0     313    7      1         N    Metal Wall/Metal Roof
Greensboro2              1997    9,625    Y       89%        2.5      91    2      1         N    Metal Wall/Metal Roof
Greensboro-High Point    1993   58,585    Y       68%        2.5     537    9      1         N    Steel wall/Metal Roof
Durham-Hillborough     1988/91  67,231    Y       78%        5.0     619    5      1         Y    Metal Wall/Metal Roof
Durham-Cornwallis      1990/96  78,980    N       78%        4.7     668    9      1         Y    Masonry Wall/Metal Roof
Jacksonville-Center      1995   50,635    N       78%        5.0     484   11      1         Y    Metal Wall/Metal Roof
Jacksonville-Gum Branch  1989   63,300    N       78%        5.0     505   14      1         T    Metal Wall/Metal Roof
Jacksonville-N. Marine   1985   43,220    N       78%        8.4     476    6      1         Y    Masonry Wall/Shingle Roof
  Ohio
Youngstown               1980   54,510    Y       86%        5.8     371    5      1         Y    Steel Bldg./Steel Roof
Cleveland- I             1980   48,840    Y       86%        6.4     347    9      1         Y    Steel Bldg./Steel Roof
Cleveland II             1987   60,890    Y       93%        4.8     453    4      1         Y    Steel Bldg./Steel Roof
Cincinnati               1988   48,615    Y       96%        2.8     496    7      1         Y    Masonry Wall/Steel Roof
Dayton                   1988   62,602    Y       87%        3.6     615    8      1         Y    Masonry Wall/Steel Roof
Youngstown II            1988   55,700    Y       82%        3.9     499    7      1         N    Masonry Wall/Steel Roof
Akron                    1990   38,320    Y       93%        3.4     296   12      1         Y    Masonry Wall/Steel Roof
Cleveland III            1986   68,100    Y       87%        3.4     599   12      1         Y    Masonry Wall/Steel Roof
Cleveland IV             1978   66,520    Y       89%        3.5     622    5      1         Y    Masonry Wall/Steel Roof
Cleveland V              1979   75,132    Y       89%        3.1     664    9      1&2       Y    Masonry Wall/Rolled Roof
Cleveland VI             1979   47,165    Y       95%        2.6     377    8      1         Y    Masonry Wall/Concrete Roof
Cleveland VII            1977   70,140    Y       94%        4.3     610   13      1         Y    Masonry Wall/Steel Roof
Cleveland VIII           1970   48,025    Y       83%        5.7     477    6      1         Y    Masonry Wall/Steel Roof
Cleveland IX             1982   54,690    Y       83%        4.4     296    5      1         Y    Masonry Wall/Steel Roof
Cleveland X              1989   47,400    Y       80%        5.8     382    6      1         N    Metal Wall/Metal Roof
Warren-Elm               1986   60,230    N       90%        7.3     498    8      1         Y    Masonry Wall/Metal Roof
Warren-Youngstown        1986   59,031    N       86%        5.0     545   11      1         N    Masonry Wall/Metal Roof
Batavia                  1988   62,340    N       82%        5.5     548    9      1         N    Metal Wall/Steel Roof
  Pennsylvania
Allentown                1983   30,600    Y       98%        6.3     277    7      1         Y    Masonry Wall/Shingle Roof
Sharon                   1975   38,270    Y       95%        3.0     313    5      1         Y    Steel Bldg./Steel Roof
Harrisburg I             1983   48,850    Y       97%        4.1     452    9      1         Y    Masonry Wall/Steel Roof
Harrisburg II            1985   58,865    Y       88%        9.2     296   10      1         Y    Masonry Wall/Steel Roof


Pittsburgh               1990   57,825    Y       93%        3.4     510    6      1         Y    Steel Bldg./Steel Roof
Pittsburgh II            1983  100,860    Y       85%        4.8     706    4      2         Y    Masonry Wall/Shingled Roof
Harrisburg 111           1984   63,770    Y       92%        4.1     615    9      1         Y    Masonry Wall/Metal Roof
  Rhode Island
East Greenwich         1984/88  72,945    Y       88%        4.9     675    9      1         Y    Metal Wall/Metal Roof
Providence               1984   38,700    Y       96%        3.7     389    7      1         Y    Masonry Wall/Tar & Gravel Roof
  South Carolina
Charleston I             1985   49,719    Y       97%        3.3     408   11      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Columbia I               1985   47,650    Y       83%        3.3     394    7      1         Y    Steel Bldg./Steel Roof
Columbia II              1987   58,830    Y       89%        6.0     464    8      1         N    Steel Bldg./Steel Roof
Columbia III             1989   41,540    Y       77%        3.5     334    5      2         Y    Steel Bldg./Steel Roof
Columbia IV              1986   57,680    Y       83%        5.6     446    7      1         Y    Steel Bldg./Steel Roof
Spartanburg              1989   40,420    Y       76%        3.6     349    6      1         Y    Steel Bldg./Steel Roof
Charleston II            1985   40,318    Y       99%        2.2     329   10      1         Y    Masonry Wall/Steel Roof
  Tennessee
Hixson                   1985   42,250    N       83%        2.7     346    3      1         Y    Masonry Wall/Metal Roof
Chattanooga-Lee Hwy      1987   37,260    Y       79%        3.3     390    6      1         Y    Masonry Wall/Metal Roof
Chattanooga-Hwy 58       1985   35,565    N       80%        2.4     325    4      1         Y    Masonry Wall/Metal Roof
Hendersonville         1986/97  94,065    N       76%        5.7     653   16      1         Y    Masonry Wall/Metal Roof
  Texas
Arlington I              1987   45,965    Y       87%        2.3     384    7      1         Y    Masonry Wall/Steel Roof
Arlington II             1986   67,130    Y       76%        3.8     317   11      1         Y    Masonry Wall/Steel Roof
Ft. Worth                1986   40,875    Y       98%        2.4     341    3      1         Y    Masonry Wall/Asphalt Roof
San Antonio I            1986   49,920    Y       88%        3.9     486   12      1         Y    Masonry Wall/Steel Roof
San Antonio II           1986   40,050    Y       95%        1.9     284    7      1         Y    Masonry Wall/Steel Roof
San Antonio lll          1981   48,782    Y       91%        2.6     495    5      1         Y    Masonry Wall/Steel Roof
Universal                1985   35,120    Y       96%        2.4     402    8      1         Y    Masonry Wall/Steel Roof
San Antonio IV           1995   44,560    Y       98%        5.4     415   11      1         Y    Steel Bldg/Steel Roof
Houston1               1993/95  70,060    Y       87%        6.4     564    5      1         Y    Metal Wall/Steel Roof
Houston-2                1995   61,571    Y       98%        6.3     534    1      1         Y    Metal Wall/Steel Roof
Houston 3                1995   35,600    Y       99%        1.8     316    1      1         Y    Metal Wall/Steel Roof
Dallas-Skillman          1975  121,647    Y       78%        5.9   1,111    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Cent.             1977  103,933    Y       88%        6.7   1,107    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Samuell           1975   79,046    Y       93%        3.8     794    6      1&2       Y    Masonry Wall/Steel Roof
Dallas-Hargrove          1975   71,914    Y       88%        3.1     747    5      1&2       Y    Masonry Wall/Steel Roof
Houston-4                1984   75,470    Y       92%        4.1     671    9      1         Y    Metal Wall/Metal Roof
Katy                     1994   44,120    Y       90%        8.6     441   10      1         Y    Metal Wall/Metal Roof
Humble                   1986   63,854    Y       92%        2.3     614    6      1         Y    Masonry Wall/Metal Roof
Houston-Old Katy         1996   52,800    Y       96%        3.0     491   19      1         Y    Masonry Wall/Shingle Roof
Webster-Hwy 3            1997   54,850    N       82%        3.3     536    6      1         Y    Masonry Wall/Metal Roof
Carrollton               1997   51,760    N       85%        3.2     499    5      1         Y    Masonry Wall/Metal Roof
San Marcos               1994   61,135    N       86%        5.0     425   18      1         N    Metal Wall/Metal Roof


Austin-McNeil            1994   72,490    N       76%        7.0     556   19      1         Y    Metal Wall/Metal Roof
Austin-FM                1996   60,210    N       89%        4.9     404    9      1         Y    Metal Wall/Metal Roof
Euless                   1996   93,120    N       53%        7.5     499    9      1         Y    Metal Wall/Metal Roof
N. Richland Hills        1996   76,545    N       73%        7.4     549   11      1         Y    Metal Wall/Metal Roof
Katy-Franz               1993   67,285    Y       87%        7.2     535   10      1         Y    Metal Wall/Metal Roof
  Virginia
Newport News I           1988   50,100    Y       92%        3.2     451    7      1         Y    Steel Bldg./Steel Roof
Alexandria               1984   76,334    Y       85%        3.2   1,129    4      2         Y    Masonry Wall/Tar & Gravel Roof
Norfolk I                1984   50,950    Y       87%        2.7     338    7      1         Y    Steel Bldg./Steel Roof
Norfolk II               1989   45,375    Y       92%        2.1     362    4      1         Y    Masonry Wall/Steel Roof
Richmond                 1987   52,070    Y       85%        2.7     526    5      1         Y    Masonry Wall/Steel Roof
Newport News II        1988/93  63,675    Y       91%        4.7     400    8      1         Y    Steel Bldg./Steel Roof
Lynchburg1               1982   47,321    Y       86%        5.3     430   10      1         Y    Masonry Wall/Steel Roof
Lynchburg-2              1985   45,450    Y       64%        2.3     380    4      1         Y    Masonry Wall/Steel Roof
Lynchburg 3              1987   24,000    Y       89%        1.5     183    3      1         N    Masonry Wall/Metal Roof
Christiansburg         1985/90  37,823    Y       83%        3.2     331    6      1         Y    Masonry Wall/Metal Roof
Chesapeake             1988/95  36,000    Y       80%       12.0     321    7      1         Y    Metal Wall/Steel Roof
Danville                 1988   49,672    Y       80%        3.2     408    8      1         N    Steel Wall/Metal Roof
Chesapeake-Military      1996   58,435    Y       58%        3.0     592    3      1         N    Masonry Wall/Metal Roof
Chesapeake-Volvo         1995   63,250    N       76%        4.0     535    4      1         N    Masonry Wall/Metal Roof
Virginia Beach-Shell     1991   52,571    N       79%        2.5     586    5      1         N    Masonry Wall/Metal Roof
Virginia Beach-Central 1993/95  96,702    N       64%        5.0     981    6      1         N    Masonry Wall/Metal Roof
NorfolK-Naval Base       1975  125,640    N       60%        5.2   1,254   11      1         N    Masonry Wall/Metal Roof
Lynchburg-Timberlake   1990/96  49,447    Y       81%        5.2     461    7      1         N    Masonry Wall/Metal Roof


Total for all Properties    11,568,035                       909 103,344 1,705


Weighted Average                                  86%




ITEM 3.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material, adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for the Units.
As of March 25, 1999, there were 18 holders of record of Units.

     The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

               Quarter Ended            Distributions Per Unit

               March 31, 1996                     .505
               June 30, 1996                      .505
               September 30, 1996                 .520
               December 31, 1996                  .520
               March 31, 1997                     .520
               June 30, 1997                      .520
               September 30, 1997                 .540

               December 31, 1997                  .540
               March 31, 1998                     .540
               June 30, 1998                      .540
               September 30, 1998                 .560
               December 31, 1998                  .560

     The partnership agreement of the Operating Partnership (the "Partnership Agreement") provides that the Operating Partnership will distribute all available cash (as defined in the Partnership Agreement) on at least a quarterly basis, in amounts determined by the general partner in its sole discretion, to the partners in accordance with their respective percentage interest in the Operating Partnership. Distributions are declared at the discretion of the Board of Directors of Holdings, the general partner of the Operating Partnership and a wholly-owned subsidiary of the Company, and will depend on actual funds from operations of the Operating Partnership, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors may deem relevant. The Board of Directors of Holdings may modify the Operating Partnership's distribution policy from time to time, subject to the terms of the Partnership Agreement.

     The Operating Partnership's line of credit contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts. In general, during any four consecutive fiscal quarters the Operating Partnership may only distribute up to 90% of the Operating Partnership's funds from operations (as defined in the related agreement). The line of credit contains exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions, as currently anticipated.

ITEM 6.  SELECTED FINANCIAL DATA


                                  Operating  Partnership                              Predecessor (a)
                                                                    For Period     For Period  At or for
                                                                       from           from     Year Ended
                             At or for  Year Ended December 31,     6/26/95 to     1/1/95 to   December 31,
(Dollars in thousands,          1998           1997       1996      12/31/95       6/25/95       1994
except per Unit data)
                             _____________________________________________________________________________
Operating Data:
Operating revenues           $ 69,360        $49,354     $33,597     $12,942       $ 9,532      $18,530
Income before extraordinary
  item                         25,155         23,763      15,682       6,744           311        1,836
Net income                     24,798         23,763      15,682       6,744           311        1,836
Net income per Unit before
  Extraordinary item-basic       1.94           1.97        1.88        0.91             -            -
Net income per Unit-
  Basic                          1.91           1.97        1.88        0.91             -            -
Net income per Unit-
  diluted                        1.91           1.96        1.87        0.91             -            -
Distributions declared
  per Unit                       2.20           2.12        2.05        1.04             -            -

Balance Sheet Data:
Investment in storage
  facilities at cost         $502,502       $333,036    $220,711   $ 159,461      $114,008      $91,889
Total Assets                  490,124        327,073     235,415     160,437        84,527       82,733
Total Debt                    190,059         39,559           -       5,000        69,102       66,340
Total Liabilities             203,439         50,319       8,131      10,697        71,311       69,014

Limited partners' capital
 interest                      21,683         14,454       4,435           -             -            -
Partners' capital             265,002        262,300     222,849     149,740        13,216       13,719







Other Data:
Net cash provided by
  operating activities        $34,151        $31,159     $20,152      $7,188        $2,003       $5,428
Net cash used in
  investing activities       (153,367)       (98,765)    (58,760)   (157,965)       (3,340)      (6,609)
Net cash provided by
  financing activities        119,633         53,486      54,563     151,509           507        1,030
Funds from operations(b)       35,762         30,294      19,816       8,036             -            -


(a) The Operating Partnership began operations on June 26, 1995, and had no historical results of operations before that date. Results of operations prior to June 26, 1995 relate to Sovran Capital, Inc. and the Sovran Partnerships (Company
Predecessors).

(b) Funds from operations ("FFO") means income (loss) before extraordinary item(computed in accordance with GAAP) plus
(i)depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs and
(ii)significant non-recurring events (unsuccessful debt offering costs in 1998).  FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Operating Partnership.  FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations. Accordingly, FFO is not a substitute for the Operating Partnership's cash flow or net income as a measure of the Operating Partnership liquidity or operating performance or ability to pay distributions.




     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into its existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

                      RESULTS OF OPERATIONS

Year Ended December 31, 1998 compared to Year Ended December 31,
1997

     In 1998, the Operating Partnership recorded rental revenues of $68.2 million, an increase of $19.6 million or 40% when compared to 1997 rental revenues of $48.6 million. Of this, $18.4 million resulted from the acquisition of fifty stores during 1998 and from having the 1997 acquisitions included for a full year of operations. The additional $1.2 million increase resulted from increased revenues at the 111 core properties considered in same store sales. For this core group, revenues increased 3.8%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of 1% to 86.4%. Interest and other income increased to $1.1 million in 1998 from $.8 million in 1997.

     Property operating and real estate tax expense increased $5.8 million or 42% during the period. Of this, $5.5 million was incurred by the facilities acquired in 1998 and from having the 1997 acquisitions included for a full year of operations, and $0.3 million additional cost was incurred in the operation of the 111 core properties.

     General and administrative expenses increased $2.1 million in 1998. Of the increase, $.5 million related to the costs associated with the unsuccessful public debt offering costs in

1998. The additional increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the change in the treatment of internal property acquisition costs as discussed in Note 14 to the financial statements.

     In 1998, interest expense increased to $9.6 million from $2.2 million as a result of increased borrowings under the line of credit and term note. The credit facility and term note were utilized throughout 1998 to fund the purchase of the fifty stores, as opposed to 1997 in which the Operating Partnership issued additional Units to fund a portion of the acquired stores.

     Depreciation and amortization expense increased to $10.3 million from $7.0 million, primarily as a result of the additional depreciation taken on the $170 million of real estate assets acquired in 1998 and a full year of depreciation on 1997 acquisitions.

     Earnings before interest, depreciation and amortization, and extraordinary loss increased 36.8% from $32.9 million in 1997 to $45.1 million in 1998 as a result of the aforementioned items.

     A $.36 million extraordinary loss was recorded in 1998 when the Operating Partnership's former unsecured credit facility was replaced with a new line of credit with more favorable terms.

Year Ended December 31, 1997 compared to Year Ended December 31,
1996

     Rental revenues improved from $32.9 million for the year ended December 31, 1996 to $48.6 million for the year ended December 31, 1997, an increase of $15.7 million, or 48%. Of this, $10.4 million resulted from the acquisition of forty-four properties during 1997, $4.3 million resulted from having the 1996 acquisitions included for a full year of operations, and $1 million resulted from increased revenues at the eighty-two core properties considered in same store sales. For this core group, revenues increased 3.8%, primarily as the result of rental rate increases, as average occupancy was unchanged from 1996's level of 87.8%. Interest and other income increased slightly to $0.8 million in 1997.

     Property operating and real estate tax expense increased $4.5 million or 49% during the period. Of this, $3.1 million was incurred by the facilities acquired in 1997, $1.3 million resulted from the having the 1996 acquisitions included for a full year of operations, and $0.1 million additional cost was incurred in the operation of the eighty-two core properties.

     General and administrative expenses increased $0.5 million, primarily as a result of increased supervisory and accounting costs associated with the operation of an increased number of properties.

     Interest expense of $2.2 million in 1997 resulted primarily from borrowings on the Operating Partnership's line of credit facility (a mortgage loan assumed in an acquisition transaction required interest payments of $0.2 million). The Operating Partnership had borrowings outstanding of $42 million before paying off the balance with the proceeds of the Company's common stock offering in April 1997. The credit facility was then utilized throughout the balance of the year to fund further acquisitions, so that by the end of the year, the amount outstanding on the line was $36 million.

     Depreciation and amortization expense increased to $7 million from $4.6 million, primarily as a result of the additional depreciation taken on the $112 million of real estate assets acquired in 1997 and a full year of depreciation on 1996 acquisitions.

     Earnings before interest, depreciation and amortization increased $10.7 million or 48%, in 1997 as a result of the aforementioned items.

Pro Forma Year Ended December 31, 1998 compared to Pro Forma Year
Ended  December 31, 1997

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1998 and 1997, and the Company's common stock offerings in 1997 had all occurred as of the beginning of 1997.

                                        Year Ended December 31,
(Dollars in thousands)                  1998              1997
_________________________________________________________________
Revenues:
Rental income                        $75,683            $72,557
Interest and other income              1,269              1,142
_________________________________________________________________
Total revenues                        76,952             73,699
_________________________________________________________________
Expenses:
Property operations and
  maintenance                         15,576             15,019
Real estate taxes                      6,333              5,972
General and administrative             4,900              3,900
Interest                              12,976             12,976
Depreciation and amortization         11,509             11,509
_________________________________________________________________
Total expenses                        51,294             49,376
_________________________________________________________________
Income before extraordinary item    $ 25,658           $ 24,323
Extraordinary loss on extinguishment
  of debt                               (357)                 -
_________________________________________________________________
Net income                          $ 25,301           $ 24,323
_________________________________________________________________

     Rental revenue of $76.9 million in 1998 increased by 4.4% over 1997's revenues of $73.7 million, primarily as a result of rate increases at the stores.

     Operating expenses and real estate taxes in 1998 were $21.9 million, as compared to $20.9 million in 1997, an increase of 4.4%. While cost efficiencies were enjoyed regarding insurance and yellow-page advertising, these savings were offset by the Operating Partnership's paying higher wages to attract professional managers, and increased property taxes.

     General and administrative costs were determined by the Operating Partnership's historical costs incurred in the management of 205 properties.

     Interest expense in both years was determined by applying the year-end rate and the applicable non-usage fee associated with the Operating Partnership's $150 million credit facility and $75 million term note.

     Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

                 LIQUIDITY AND CAPITAL RESOURCES
    Capital Resources, Unsecured Line of Credit and Term Note

     Prior to 1998, the Operating Partnership relied principally on equity capital, using the proceeds of the offerings to repay indebtedness, to purchase additional properties, and to acquire limited partners' interests in the Sovran Partnerships.

     The equity offerings have been supplemented with borrowings on the Operating Partnership's line of credit which was replaced on February 20, 1998, by a three-year, $150 million unsecured line. The commitment fee on the new line was $750,000, and interest is payable monthly at 125 basis points above LIBOR. The use of the unsecured line of credit has allowed 99% of the Operating Partnership's portfolio to be unsecured as of December 31, 1998. The available balance on the unsecured credit line at December 31, 1998 was $38 million.

     In 1998, the Operating Partnership secured investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-). This provided for reduced borrowing costs
(12.5 basis points) under the unsecured line of credit instrument.

     In 1998, the Operating Partnership attempted to enter the public debt markets with the issuance of senior notes. The note offerings were not executed as management determined market conditions required payment of unfavorable interest rates. The Operating Partnership opted instead to enter a $75 million two-year unsecured term note with a syndicate of banks at an interest rate of LIBOR plus 1.50%. The proceeds were used to repay a short-term note and to pay down a portion of the unsecured line of credit.

     In addition to the equity and debt capital, the Operating
Partnership issued $11.4 million and $9.2 million of Operating
Partnership Units in 1998 and 1997, respectively, in exchange for self-storage facilities.

     In 1998, the Company repurchased $2 million of Common Stock as part of a program authorized by the Board of Directors.

                    Acquisition of Properties

     During 1998 the Operating Partnership used borrowings pursuant to the line of credit and term note and the issuance of Operating Partnership Units to acquire 50 properties comprising
3.2 million square feet from unaffiliated storage operators. These properties are located in existing markets in Alabama, Florida, Georgia, Massachusetts, Michigan, Mississippi, New York, North Carolina, Ohio, Rhode Island, Texas, and Virginia. The Operating Partnership also entered two new states, New Hampshire and Tennessee during 1998. In 1997, forty-four facilities totaling 2.5 million square feet were acquired. At December 31,1998, a total of 205 facilities and 11.6 million square feet of net rentable storage space was owned and operated by the Operating Partnership in 19 states.

               Internal Property Acquisition Costs

     As a result of a recent consensus reached by the Financial Accounting Standards Board Emerging Issues Task Force, the Operating Partnership no longer capitalizes internal costs related to the acquisition of operating properties. The amount of such costs capitalized in 1998 (through the effective date of the pronouncement) and 1997 was $238,000 and $728,000, respectively.

            Future Acquisition and Development Plans

     The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     At December 31, 1998, the Operating Partnership had contracts totaling of $15.3 million to acquire additional properties in Providence, RI and Lafayette, LA.

     The Operating Partnership will continue to aggressively pursue the acquisition of quality self-storage properties in markets where it already operates, and in strategic new markets where a substantial property base can be quickly established.

     The Operating Partnership also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Distribution Requirements of the Company and Impact on the Operating Partnership

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 1999 may be applied toward the Company's 1998 distribution requirement. The Company's source of funds for such distributions are solely and directly from the Operating Partnership.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1998, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

                       INTEREST RATE RISK

     The Operating Partnership entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At December 31, 1998, the Operating Partnership had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount.

     Based upon the Operating Partnership's indebtedness at December 31, 1998, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.3 million.

                            INFLATION

     The Operating Partnership does not believe that inflation has had or will have a direct effect on its operations.

Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

                           SEASONALITY

     The Operating Partnership's revenues typically have been higher in the third and fourth quarter, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to affect materially distributions to unitholders.

                       IMPACT OF YEAR 2000

     The Operating Partnership employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Operating Partnership from third parties and therefore there is no internally generated programming code. The Operating Partnership has been assessing and testing its systems to determine if its hardware and software will function properly with respect to dates in the Year 2000 and thereafter, and no significant problems were noted. The Operating Partnership's critical applications relating to financial reporting, property management and asset control have been updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements.

     The Operating Partnership communicates electronically with certain outside vendors in the banking and payroll processing areas. The Operating Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant. The Operating Partnership has identified and evaluated certain other systems that may be impacted by the Year 2000, such as gates, security systems and elevators. The Operating Partnership expects the implementation of any required solutions to be completed by December 31, 1999, and the cost to be less than $50,000. The Operating Partnership is not aware of any other vendors or suppliers for which the Year 2000 would materially impact the Operating Partnership's business. The Operating Partnership has no means of ensuring that outside companies will be Year 2000 compliant, and there can be no assurance that the Operating Partnership has identified all such companies.

     The Operating Partnership will continue to address the Year 2000 throughout 1999 and has developed a contingency plan if the implementations are not completed timely. Under a worst case scenario, the Operating Partnership will have the ability to revert to a manual system to operate its self-storage stores if any issues with the Year 2000 are encountered. Despite the approach being taken to prevent a Year 2000 problem, the operating Partnership cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Operating Partnership's results of operations or financial condition.

     Year 2000 costs and the date on which the Operating
Partnership believes that it will be Year 2000 compliant are based upon management's best estimates that were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates are achievable and actual results could differ materially from estimates.

UNITHOLDER INFORMATION

CORPORATE HEADQUARTERS
5166 Main Street
Williamsville, New York 14221
716-633-1850

SOVRAN'S WEBSITE
http://www.sovranss.com
http://www.unclebobsselfstorage.com

FORM 10-K REPORT
A copy of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities
Exchange Commission, will be furnished to unitholders without charge upon written request.
Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Joan M. Light, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The information required is included in Item 7 under the heading Interest Rate Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets - Sovran Acquisition Limited Partnership

                                             December 31,
 (Dollars in thousands)                    1998        1997
                                           ____        ____
Assets
Investment in storage facilities:
     Land                               $102,864    $ 71,391
     Building and equipment              399,638     261,645
                                         _______     _______
                                         502,502     333,036
     Less accumulated depreciation       (21,339)    (11,639)
                                         _______     _______
Investments in storage facilities, net   481,163     321,397
Cash and cash equivalents                  2,984       2,567
Accounts receivable                        1,699         834
Prepaid expenses and other assets          4,278       2,275
                                         _______     _______
Total Assets                            $490,124    $327,073
                                        ========    ========

Liabilities
Line of credit                          $112,000    $ 36,000
Term note                                 75,000           -
Accounts payable and accrued
   liabilities                             3,059       1,950
Deferred revenue                           2,943       1,994
Accrued distributions                      7,378       6,816
Mortgage payable                           3,059       3,559
                                         _______     _______
Total Liabilities                        203,439      50,319

Limited partners' capital interest (863,037
     and 443,609 units, respectively), at
     redemption value (Note 1)            21,683      14,454

Partners' Capital
General partner (219,567 and
     units issued and outstanding,
     in 1998 and 1997)                     5,284       5,257
Limited partner (12,093,439 and
     12,001,554 units issued and
     outstanding, respectively)          259,718     257,043
                                         _______     _______
Total partners' capital                  265,002     262,300
                                         _______     _______
Total liabilities and
     partners' capital                  $490,124     327,073
                                        ========    ========



(See notes to financial statements.)

Sovran Acquisition Limited Partnership

Statements of Operations

                                     Operating Partnership
                               __________________________________________
                               Year Ended     Year Ended     Year Ended
Dollars in thousands,          December 31,   December 31,   December 31,
except per unit data)             1998           1997           1996
                               __________________________________________
Revenues:
Rental income                    $68,231        $48,584        $32,946
Interest and other income          1,129            770            651
                                 _______        _______        _______
Total revenues                    69,360         49,354         33,597

Expenses:
Property operations and
  maintenance                     13,793          9,708          6,662
Real estate taxes                  5,659          3,955          2,464
General and administrative         4,849          2,757          2,282
Interest                           9,601          2,166          1,924
Depreciation and
  amortization                    10,303          7,005          4,583
                                 _______        _______        _______
Total expenses                    44,205         25,591         17,915
                                 _______        _______        _______
Income before
  extraordinary item              25,155         23,763         15,682
Extaordinary loss on
  extinguishment of debt            (357)             -              -
                                 _______        _______        _______

Net income                       $24,798        $23,763        $15,682
                                 =======        =======        =======
Earnings per unit
  before extraordinary
  item-basic                     $  1.94        $  1.97        $  1.88

Extraordinary loss               $ (0.03)       $     -        $     -

Earnings per unit-basic          $  1.91        $  1.97        $  1.88

Earnings per unit-diluted        $  1.91        $  1.96        $  1.87

Distributions declared
  per unit                       $  2.20        $  2.12        $  2.05



(See notes to financial statements.)

                 Sovran Acquisition Limited Partnership (the Operating Partnership)
                                   Statements of Partners' Capital
                               Sovran          Sovran Self       Total
                            Holdings, Inc.     Storage Inc.      Partners'      Limited Partners'
(Dollars in thousands)      General Partner    Limited Partner   Capital        Capital Interest
_________________________________________________________________________________________________
Balance January 1, 1996          $1,496         $148,244        $149,740          $           -

Proceeds from issuance of
  common stock                    1,074           75,899          76,973                      -
Issuance of redeemable units
  for acquisition of storage
  facilities                          -                -                -                 3,659
Earned portion of restricted
  stock                               -               12              12                      -
Net income                          162           15,497          15,659                     23
Distributions                      (200)         (18,555)        (18,755)                   (27)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date              (9)            (771)           (780)                   780
                                ________        _________       _________              ________
Balance December 31, 1996        $2,523         $220,326        $222,849                 $4,435

Proceeds from issuance of
  common stock                    2,796           39,148          41,944                      -
Issuance of redeemable units
  for acquisition of storage
  facilities                          -                -               -                  9,240
Exercise of stock options             -              328             328                      -
Earned portion of restricted
  stock                               -               13              13                      -
Net income                          366           22,753          23,119                    644
Distributions                      (413)         (24,708)        (25,121)                  (697)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date             (15)            (817)           (832)                   832
                                ________        _________       _________               ________
Balance December 31, 1997        $5,257         $257,043        $262,300                $14,454



Proceeds from issuance of
  common stock                                       538             538                     -
Issuance of redeemable units
  for acquisition of storage
  facilities                          -                -               -                 11,367
Issuance of common stock
  for acquisition of storage
  facilities                          -            3,336           3,336                      -
Exercise of stock options             -              362             362                      -
Earned portion of restricted
  stock                               -               36              36                      -
Purchase of treasury shares           -           (1,990)         (1,990)                     -
Net income                          443           23,097          23,540                  1,258
Distributions                      (483)         (26,585)        (27,068)                (1,448)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date              67            3,881           3,948                 (3,948)
                                ________        _________       _________               ________
Balance December 31, 1998        $5,284         $259,718        $265,002                $21,683
                                ========        =========       =========               ========





(See notes to financial statements.)




















Sovran Acquisition Limited Partnership

Statements of Cash Flows of the Operating Partnership
                                                         Year Ended December 31,
(dollars in thousands)                                1998        1997         1996
                                                    _______      _______      _______
Operating Activities
Net income                                            $24,798     $23,763      $15,682
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Extraordinary loss                                        357           -            -
Depreciation and amortization                          10,303       7,005        4,583
Restricted stock earned                                    36          13           12
Changes in assets and liabilities:
Accounts receivable                                      (812)       (162)        (145)
Prepaid expenses and other assets                      (1,051)       (283)        (182)
Accounts payable and other liabilities                    483         894          157
Deferred revenue                                           37         (71)          45
                                                      _______     _______      _______
Net cash provided by operating activities              34,151      31,159       20,152

Investing Activities
Additions to storage facilities                      (153,367)    (98,970)     (57,160)
Other assets                                                -         205       (1,600)
                                                      _______     _______      _______
Net cash used in investing activities                (153,367)    (98,765)     (58,760)

Financing Activities
Net proceeds from sale of common stock                    900      42,273       76,973
Proceeds from (payments on) line of credit             76,000      36,000       (5,000)
Proceeds from term note                                75,000           -            -
Financing costs                                        (1,824)          -         (386)
Distributions paid                                    (27,953)    (24,787)     (17,024)
Purchase of treasury stock                             (1,990)          -            -
Mortgage principal payments                              (500)          -            -
                                                     ________     _______      _______
Net cash provided by financing activities             119,633      53,486       54,563
                                                     ________     _______      _______


Net increase (decrease) in cash                           417     (14,120)      15,955
Cash at beginning of period                             2,567      16,687          732
                                                     ________     _______      _______
Cash at end of period                                $  2,984     $ 2,567      $16,687
                                                     ========     =======      =======
Supplemental cash flow information
Cash paid for interest                               $  9,024     $ 2,238      $ 1,842
Storage facilities acquired through issuance
  of Operating Partnership Units and Common Stock      14,703       9,240        3,659
Storage facilities acquired through
  assumption of mortgage                                    -       3,559            -
Fair value of net liabilities assumed on the
  acquisition of storage facilities                     1,458       4,144          434


Distributions declared but unpaid at December 31, 1998, 1997 and 1996 were $7,378, $6,816, and
$5,640, respectively.



See notes to financial statements.



NOTES TO FINANCIAL STATEMENTS
   Sovran Acquisition Limited Partnership - December 31, 1998

                         1. ORGANIZATION

     Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. Since its formation the Operating Partnership has purchased a total of 131 (fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at December 31, 1998 to 205 properties, most of which are in the eastern United States and Texas.

     As of December 31, 1998, the Company was a 93.45% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

     The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership.
The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock ("Common Shares") at the time of such redemption, provided that the Company at its option may elect to acquire any Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to issue Common Shares to acquire Units presented for redemption, rather than paying cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating

Partnership is obligated to issue an equivalent number of Units to the Company. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date. Capital activity with regard to such limited partners' redemption rights is reflected in the accompanying statements of partners' capital.


          2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Operating Partnership considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition: Rental income is recorded when earned.
Rental income received prior to the start of the rental period is included in deferred revenue.

Interest and Other Income: Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies) and commissions from truck rentals.

Investment in Storage Facilities: Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements which extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

     Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 1998 and 1997, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1998, consist primarily of loan acquisition costs of approximately $1,824, net of accumulated amortization of approximately $244; organizational costs of approximately $63, net of accumulated amortization of approximately $42; and covenants not to compete of $785, net of accumulated amortization of $555. Loan acquisition costs are amortized over the terms of the related debt; organization costs are amortized over five years; and the covenants are amortized over the contract periods. Amortization expense was $541, $794 and $620 for the periods ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes: No provision has been made for income taxes in the accompanying financial statements since the Operating Partnership qualifies as a partnership for federal and state income tax purposes and its partners are required to include their respective shares of profits and losses in their income tax returns.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3. EARNINGS PER UNIT

     The Operating Partnership reports earnings per unit data in accordance with Statement of Financial Accounting Standards No.
128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per unit.

                         Year Ended     Year Ended     Year Ended
(Dollars in thousands,   December 31,   December 31,   December 31,
except per unit data)       1998           1997           1996
___________________________________________________________________
Numerator:
  Net Income             $  24,798      $  23,763      $ 15,682
___________________________________________________________________
Denominator:
  Denominator for basic
  earnings per unit -
  weighted average units    12,948         12,090         8,344
___________________________________________________________________
Effect of Dilutive Securities:
  Options for Company stock     38             62            35
  Denominator for diluted
  earnings per unit -
  adjusted weighted -
  average units and
  assumed conversion        12,986         12,152         8,379
__________________________________________________________________
Basic Earnings per Unit   $   1.91       $   1.97      $   1.88

Diluted Earnings
  per Unit                $   1.91       $   1.96      $   1.87
__________________________________________________________________

              4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 1998 and December 31, 1997

(Dollars in Thousands)                   1998          1997
________________________________________________________________

Cost:
  Beginning balance                   $ 333,036     $ 220,711
  Property acquisitions                 157,080       106,926
  Improvements and equipment additions   12,940         5,527
  Dispositions                             (554)         (128)
________________________________________________________________
Ending balance                        $ 502,502     $ 333,036
________________________________________________________________

Accumulated Depreciation:
  Beginning balance                   $  11,639     $   5,457
  Additions during the year               9,762         6,211
  Dispositions                              (62)          (29)
________________________________________________________________
Ending balance                        $  21,339     $  11,639
________________________________________________________________


            5. UNSECURED LINE OF CREDIT AND TERM NOTE

     In February 1998, the Operating Partnership entered into a new $150 million unsecured credit facility which replaced in its entirety the Operating Partnership's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Operating Partnership's old facility. The average interest rate at December 31, 1998 on the line of credit was approximately 6.6%. At December 31, 1998, there was $38 million available on the line. As a result of the new credit facility, in 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $357,000 representing the unamortized financing costs of the former revolving credit facility and related costs.

     In December 1998, the Operating Partnership entered into a
$75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50% (approximately 6.8% at December 31, 1998).

     The Operating Partnership entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At December 31, 1998, the Operating Partnership had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount. The net carrying amount of the Operating Partnership's debt instruments approximates fair value.


         6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1998 and 1997, and the common stock offerings of the Company in 1997 had all occurred as of the beginning of 1997.


(Dollars in thousands, except         Year ended December 31,
unit data)                                1998         1997
_________________________________________________________________
Total revenues                          $ 76,952    $ 73,699
_________________________________________________________________
Total expenses                           (51,294)    (49,376)
_________________________________________________________________
Income before extraordinary loss        $ 25,658    $ 24,323
_________________________________________________________________
Net Income                              $ 25,301    $ 24,323
_________________________________________________________________
Earnings per unit before
  extraordinary loss - basic            $   1.95    $   1.85
_________________________________________________________________
Earnings per unit - basic               $   1.92    $   1.85
_________________________________________________________________
Earnings per unit - diluted             $   1.92    $   1.85
_________________________________________________________________
Units used in basic earnings
  per unit calculation                13,175,793  13,175,793
_________________________________________________________________


     Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.


                        7. STOCK OPTIONS

     The Operating Partnership continues to account for Company stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per unit under the new method. The Operating Partnership will issue a Unit to the Company for each common share of the Company issued under the following plans.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 1998, options for 350,100 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances is 400,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 2,500 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 50,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 1998, options for 37,500 shares were outstanding under the Non-employee Plan.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% for 1998 and 6% for 1997, dividend yield of 8% for 1998 and 7% for 1997, volatility factor of the expected market price of the Company's common stock of .19 for 1998 and .16 for 1997.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Operating Partnership's pro forma information for the year ended December 31, 1998 and 1997 follows
(in thousands, except for earnings per unit information).

                                             1998         1997
_________________________________________________________________

Pro forma net income                    $  24,640      $  23,620
Pro forma earnings per share:  Basic    $    1.90      $    1.95
                               Diluted  $    1.90      $    1.94

The pro forma effect on earnings for the year ended December 31, 1996 was immaterial.

     The Company has also issued 17,400 shares of restricted stock to employees which vest over a four and five year periods.
The fair value of the restricted stock on the date of grant ranged from $25.88 to $29.19.

A summary of the Company's stock option activity and related information for the years ended
December 31 follows:
                            1998                       1997                        1996
                    ________________________________________________________________________________

                              Weighted average           Weighted average           Weighted average
                     Options  exercise price    Options  exercise price    Options  exercise price
____________________________________________________________________________________________________
Outstanding at
beginning of year:   295,250     $25.36         293,500      $23.97        268,000     $23.00

Granted              110,350      27.91          34,000       29.93         28,000      25.92
Exercised            (15,750)     23.00         (14,250)      23.00              -          -
Forfeited             (2,250)     23.00         (18,000)      24.53         (2,500)     23.00
____________________________________________________________________________________________________
Outstanding at end
of year              387,600     $25.99         295,250     $ 25.36        293,500     $23.97
____________________________________________________________________________________________________
Exercisable at end
of year              208,500     $24.19         146,750     $ 25.12         82,000     $23.48
____________________________________________________________________________________________________

Exercise prices for options outstanding as of December 31, 1998 ranged from $23.00 to $30.06. The weighted average remaining contractual life of those options is 6.7 years.






                       8. RETIREMENT PLAN

     Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Operating Partnership was approximately $53,000 and $15,000 for the year ended December 31, 1998 and 1997, respectively.


                   9. SHAREHOLDER RIGHTS PLAN

     In November 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $75, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in November 2006 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Operating Partnership's earnings.

          10. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997(dollars in thousands, except per unit data)

                                               1998 Quarter Ended
                                  _________________________________________

                                  March 31   June 30  Sept. 30   Dec. 31
                                  _________________________________________

Revenue                            $14,375   $16,442   $19,107   $19,436
Income before extraordinary loss   $ 6,203   $ 6,271   $ 6,638   $ 6,036
Net Income                         $ 5,853   $ 6,271   $ 6,638   $ 6,036
Net Income Per Unit (Note 3):
     Before extraordinary
        Loss - Basic               $  0.49   $  0.49   $  0.50   $  0.46
     Basic                         $  0.46   $  0.49   $  0.50   $  0.46
     Diluted                       $  0.46   $  0.49   $  0.50   $  0.46

                                               1997 Quarter Ended
                                  _________________________________________
                                  March 31   June 30  Sept. 30   Dec. 31
                                  _________________________________________
Revenue                            $10,732   $11,938   $13,320   $13,364
Net Income                         $ 4,935   $ 6,189   $ 6,559   $ 6,080
Net Income Per Unit (Note 3):
     Basic                         $  0.46   $  0.50   $  0.52   $  0.49
     Diluted                       $  0.46   $  0.50   $  0.52   $  0.48

                11. COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 1998, the Operating Partnership had entered into contracts for the purchase of six facilities. These facilities were acquired in January and February, 1999 for a total cost of $15,310,000.


                      12. LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea,Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material, adverse effect upon the Operating Partnership.


             13. INTERNAL PROPERTY ACQUISITION COSTS

     On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Operating Partnership had previously capitalized such costs and has complied with the consensus prospectively. The amount of such costs capitalized in 1998 (through the date of the pronouncement) and 1997 were $238,000 and $728,000, respectively.

Report of Independent Auditors



The Board of Directors and Partners
Sovran Acquisition Limited Partnership:

     We have audited the accompanying balance sheets of Sovran Acquisition Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31,1998. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the management of Sovran Acquisition Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovran Acquisition Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Ernst & Young LLP
Buffalo, New York
January 29, 1999

Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

     None.


                            Part III

Item 10.  Directors and Executive Officers of the Registrant

     Through Holdings, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, the Company controls the Operating Partnership. The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. The Operating Partnership has no directors, or executive officers. Consequently, this information incorporated by reference reflects information with respect to the directors and executive officers of the Company and Holdings.

     The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 25, 1999.

Item 11.  Executive Compensation

     Through Holdings, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, the Company controls the Operating Partnership. The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. The Directors and Officers of Holdings receive their compensation from the Company and are not separately compensated by Holdings. Consequently, the information incorporated by reference reflects compensation paid to the Directors and executive officers of the Company.

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 25, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

     The Company beneficially owns 12,313,006 Units which constitute 93.45% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating
Partnership.

     The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 25, 1999.


RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

     -    On January 20, 1996, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Operating
          Partnership issued 1980 Units to the Company and 20 general partnership units to Holdings.

     - On July 25, 1996, Thomas Hinkel and Hinkel Investment Limited Partnership transferred their interest in a self-storage facility to the Operating Partnership in exchange for 6,327.8 and 12,459.37 Units, respectively.

     -    On October 1, 1996, the Company transferred $65,959,000
          to the Operating Partnership in exchange for 2,710,000
          Units and Holdings transferred $974,000 to the Operating Partnership in exchange for 40,000 general partnership units.

     -    On October 8, 1996, the Company transferred $9,940,000
          to the Operating Partnership in exchange for 408,375
          Units and Holdings transferred $100,000 to the Operating Partnership in exchange for 4,125 general partnership units.

     -    On December 18, 1996, Harold Samloff and Laurence
          Glaser transferred their interest in a self-storage facility to the Operating Partnership in exchange for 60,571.425 Units for each of them.


     -    On February 26, 1997, the Company transferred $34,500
          to the Operating Partnership in exchange for 1,500
          Units in connection with the Sovran Self Storage, Inc.
          1995 Award and Option Plan.

     -    On March 31, 1977, Montague-Betts Company and D.W.B.
          Associates transferred their interests in certain self-storage properties to the Operating Partnership in exchange for 214,974.46 and 28,953.02 Units, respectively.

     - On April 22, 1997, the Company transferred $39,148,000 to the Operating Partnership in exchange for 1,400,000 Units and Holdings transferred $2,796,000 to the Operating Partnership in exchange for 100,000 general partnership units.

     -    On May 21, 1997, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $51,750 to the Operating Partnership in exchange for 2,250 units.

     -    On June 22, 1997, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $34,500 to the Operating Partnership in exchange for 1,500 Units.

     -    On June 23, 1997, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $69,000 to the Operating Partnership in exchange for 3,000 Units.

     -    On June 24, 1997, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $69,000 to the Operating Partnership in exchange for 3,000 Units.

     -    On June 26, 1997, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $69,000 to the Operating Partnership in exchange for 3,000 Units.

     -    On November 12, 1997, in connection with the Sovran
          Self Storage, Inc. 1995 Award and Option Plan, the
          Operating Partnership issued 200 Units to the Company.

     -    On December 2, 1997 Frank Bingman, Joseph & Beverly
          Snyder, Morgan Whiteley and Marlene Whiteley transferred their interest in a self-storage facility to the Operating Partnership in exchange for 19,917.0124, 19,917.0124, 9,958.5062 and 9,958.5062
          Units, respectively.

     - On February 4, 1998, the Company transferred its interest in a self-storage facility to the Operating
          Partnership in exchange for 109,841.25 Units.

     -    On May 12, 1998, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Operating
          Partnership issued 15,450 Units to the Company.

     -    On June 3, 1998, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $51,750 to the Operating Partnership in exchange for 2,250 Units.

     - On June 12, 1998 Storage 17, Inc. transferred their interest in a self-storage facility to the Operating
          Partnership in exchange for 10,000 Units.

     -    On July 1, 1998 Charles F. Waldner and AWP Limited
          Partnership transferred their interest in certain self-storage facilities to the Operating Partnership in exchange for 323,454.67 and 85,973.76 Units, respectively.

     -    On November 4, 1998, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $155,250 to the Operating Partnership in exchange for 6,750 Units.

     -    On November 10, 1998, in connection with the Sovran
          Self Storage, Inc. 1995 Award and Option Plan, the
          Company transferred $92,000 to the Operating
          Partnership in exchange for 4,000 Units.

     - On November 23, 1998, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,300 to the Operating Partnership in exchange for 133 Units.

     -    On December 4, 1998, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Company transferred $42,550 to the Operating Partnership in exchange for 1,850 Units.

     -    On December 11, 1998, in connection with the Sovran
          Self Storage, Inc. 1995 Award and Option Plan, the
          Company transferred $20,700 to the Operating
          Partnership in exchange for 900 Units.

     - On December 22, 1998, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $647,030 to the Operating Partnership in exchange for 26,410 Units.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Documents filed as part of this Annual Report on Form
          10-K:

1. Financial Statements filed as part of this Annual Report on Form 10-K.
     (i)  Balance Sheets for Years Ended December 31, 1998 and
          1997.
    (ii) Statements of Operations for Years Ended December 31, 1998, 1997, and 1996.
   (iii) Statements of Partners' Capital of the for Years Ended December 31, 1998, 1997, and 1996.
    (iv) Statements of Cash Flows for Years Ended December 31, 1998, 1997, and 1996.
     (v)  Selected Financial Data.

2. The following financial statement schedule as of the period ended December 31, 1998 is included in this Annual Report on From 10-K.

     Schedule III Real Estate and Accumulated Depreciation.


     All other financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or the notes thereto.

Exhibits

     Exhibit No.                        Description

         3.1                  Agreement of Limited Partnership of
                              the Operating Partnership, as
                              amended

         3.2*                 Amended and Restated Articles of
                              Incorporation of the Company

         3.3*                 By-laws of the Company

         3.4 Articles Supplementary of the Articles of Incorporation of the Company classifying and designating the Company's Series A Junior
                              Participating Preferred Stock
                              (Incorporated by reference to
                              Exhibit 3.1 to the Company's Form
                              8A filed December 3, 1996)

        10.1                  Revolving Credit Agreement between
                              the Company, the Operating
                              Partnership, Fleet National Bank
                              and other lenders named therein

        10.2*                 Form of Non-competition Agreement
                              between the Company and Charles E.
                              Lannon

        10.3*                 Form of Non-competition Agreement
                              between the Company and Robert J.
                              Attea

        10.4*                 Form of Non-competition Agreement
                              between the Company and Kenneth F.
                              Myszka

        10.5*                 Form of Non-competition Agreement
                              between the Company and David L.
                              Rogers

        10.6*                 Sovran Self Storage, Inc. 1995
                              Award and Option Plan

        10.7*                 1995 Sovran Self Storage, Inc.
                              Directors' Option Plan

        10.8*                 Sovran Self Storage Incentive
                              Compensation Plan for Executive
                              Officer

        10.9*                 Restricted Stock Agreement between
                              the Company and David L. Rogers

        10.10*                Form of Supplemental
                              Representations, Warranties and
                              Indemnification Agreement among the
                              Company and Robert J. Attea,
                              Charles E. Lannon, Kenneth F.
                              Myszka and David L. Rogers

        10.11*                Form of Pledge Agreement among the
                              Company and Robert J. Attea,
                              Charles E. Lannon, Kenneth F.
                              Myszka and David L. Rogers

        10.12*                Form of Indemnification Agreement
                              between the Company and certain
                              Officers and Directors of the
                              Company

        10.13*                Form of Subscription Agreement
                              (including Registration Rights
                              Statement) among the Company and
                              subscribers for 422,171 Common
                              Shares

        10.14* Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and
                              David L. Rogers

        10.15*                Form of Facilities Services
                              Agreement between the Company and
                              Williamsville Properties, Inc.

        10.16**               Term Loan Agreement

        23                    Consent of Independent Auditors

        27                    Financial Data Schedule

_________________

   * Incorporated by reference to the exhibits as filed with the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.

  ** Incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-K for the year ended
December 31, 1998 (File No. 1-13820)

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sovran Holdings Inc., as general partner of registrant, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SOVRAN ACQUISITION LIMITED PARTNERSHIP

                         By:  Sovran Holdings, Inc.
                         Its: General Partner


March 31, 1999           By:  /S/ David L. Rogers
                              _________________________________
                              David L. Rogers,
                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sovran Holdings Inc., as general partner of registrant, and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Robert J. Attea           Chairman of the     March 31, 1999
__________________________    Board of Directors,
   Robert J. Attea            Chief Executive
                              Officer and Director
                              (Principal Executive
                              Officer)

/s/ Kenneth F. Myszka         President, Chief    March 31, 1999
__________________________    Operating Officer
   Kenneth F. Myszka          and Director

/s/David L. Rogers            Chief Financial     March 31, 1999
__________________________    Officer (Principal
   David L. Rogers            Financial and
                              Accounting Officer)

/s/John Burns                 Director            March 31, 1999
__________________________
   John Burns

/s/Michael A. Elia            Director            March 31, 1999
__________________________
   Michael A. Elia

/s/Anthony P. Gammie          Director            March 31, 1999
__________________________
   Anthony P. Gammie

/s/Charles E. Lannon          Director            March 31, 1999
__________________________
   Charles E. Lannon

                           Exhibit 23


                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 29, 1999, with respect to the financial statements and schedules included in this Annual Report (Form 10-K) of Sovran Acquisition Limited Partnership.


                              /s/ Ernst & Young LLP



Buffalo, New York
March 26, 1999