Form 10-Q
period 1999-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 1999-05-12
CIK 1060224

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



              x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                  (716)633-1850
               (Registrant's telephone number including area code)




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

Item 1.  Financial Statements

                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                  BALANCE SHEETS
                                   (unaudited)


                                                        March 31,   December 31,
(dollars in thousands, except unit data)                    1999         1998
--------------------------------------------------------------------------------

Assets
  Investment in storage facilities:
     Land .....................................          $ 106,007    $ 102,864
     Building and equipment ...................            413,869      399,638
                                                          --------     --------
                                                           519,876      502,502
     Less: accumulated depreciation ...........            (24,187)     (21,339)
                                                          --------     --------
  Investments in storage facilities, net ......            495,689      481,163
  Cash and cash equivalents ...................              3,226        2,984
  Accounts receivable .........................              2,154        1,699
  Prepaid expenses and other assets ...........              3,530        4,278
                                                          --------     --------
  Total Assets ................................          $ 504,599    $ 490,124
                                                         =========    =========


Liabilities
  Line of credit ..............................          $ 125,000    $ 112,000
  Term note ...................................             75,000       75,000
  Accounts payable and accrued liabilities ....              3,767        3,059
  Deferred revenue ............................              3,248        2,943
  Accrued distributions .......................              7,415        7,378
  Mortgage payable ............................              3,059        3,059
                                                          --------     --------
    Total Liabilities .........................            217,489      203,439


  Limited partners' capital interest
  (863,037 units in 1999 and 1998),at
  redemption value ............................             20,120       21,683

Partners' Capital
  General partner (219,567 units issued and
    outstanding in 1999 and 1998) .............              5,283        5,284
  Limited partner (12,159,568 and 12,093,439
    units issued and outstanding, respectively)            261,707      259,718
                                                          --------     --------
  Total Partners' Capital .....................            266,990      265,002
                                                          --------     --------

  Total Liabilities and Partners' Capital .....          $ 504,599    $ 490,124
                                                         =========    =========

See notes to financial statements.

                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                               January 1, 1999   January 1, 1998
                                                      to                to
(dollars in thousands, except unit data)        March 31, 1999    March 31, 1998
                                              ----------------------------------

Revenues:
  Rental income ............................        $     19,241   $     14,175
  Interest and other income ................                 210            200
                                                     -----------    -----------
     Total revenues ........................              19,451         14,375

Expenses:
  Property operations and maintenance ......               4,041          2,818
  Real estate taxes ........................               1,576          1,188
  General and administrative ...............               1,128            854
  Interest .................................               3,341          1,215
  Depreciation and amortization ............               3,102          2,097
                                                     -----------    -----------
     Total expenses ........................              13,188          8,172
                                                     -----------    -----------

Income before extraordinary item ...........               6,263          6,203

Extraordinary loss on extinguishment of debt                 -             (350)
                                                     -----------    -----------

Net Income .................................        $      6,263   $      5,853
                                                    ============   ============

Earnings per unit before
  extraordinary item - basic ...............                0.47           0.49
Extraordinary loss .........................                 -            (0.03)
                                                     -----------    -----------
Earnings per unit - basic ..................        $       0.47   $       0.46
                                                     ===========   ============
Earnings per unit - diluted ................        $       0.47   $       0.46
                                                     ===========   ============

Units used in basic earnings
  per unit calculation .....................          13,221,889     12,733,076

Units used in diluted earnings
  per unit calculation .....................          13,233,429     12,785,861

Distributions declared per unit ............        $       0.56   $       0.54
                                                    ============   ============


See notes to financial statements.

                     Sovran Acquisition Limited Partnership

                             Statements of Cash Flow




                                              January 1, 1999    January 1, 1998
                                                     to                 to
(dollars in thousands)                         March 31, 1999     March 31, 1998
                                             ------------------ ----------------

Operating Activities
Net income ....................................    $  6,263            $  5,853
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item ..........................          -                  350
  Depreciation and amortization ...............       3,102               2,097
  Restricted stock earned .....................           2                   4
  Changes in assets and liabilities:
     Accounts receivable ......................        (453)               (343)
     Prepaid expenses and other assets ........         552                (836)
     Accounts payable and other liabilities ...         690               3,130
     Deferred revenue .........................         195                 221
                                                     -------           --------
Net cash provided by operating activities .....      10,351              10,476
                                                     -------           --------

Investing Activities
  Additions to storage facilities .............     (17,285)            (53,866)
  Additions to other assets ...................         (22)               (851)
                                                     -------           --------
Net cash used in investing activities .........     (17,307)            (54,717)
                                                     -------           --------

Financing Activities
  Net proceeds from issuance of common
   stock through Dividend Reinvestment
   and Stock Purchase Plan ....................       1,576                 -
  Proceeds from line of credit draw down ......      13,000              52,000
  Distributions paid ..........................      (7,378)             (6,839)
  Mortgage principal payments .................          -                 (500)
                                                     -------           --------
Net cash provided by financing activities .....       7,198              44,661
                                                     -------           --------
Net increase in cash ..........................         242                 420
Cash at beginning of period ...................       2,984               2,567
                                                     -------           --------
Cash at end of period .........................    $  3,226            $  2,987
                                                   =========           ========

Supplemental cash flow information
     Cash paid for interest ...................    $  3,174            $    717


      Sovran Acquisition Limited Partnership

              Statements of Cash Flow



Supplemental cash-flow information for the quarter ended March 31, 1999
(dollars in thousands)
--------------------------------------------------------------------------------

Fair value of net liabilities assumed on
 the acquisition of storage facilities                               $ 121

--------------------------------------------------------------------------------
Distributions  declared  but unpaid  were $7,415 at March 31, 1999 and $7,378 at
December 31, 1998.

See notes to financial statements.

                          Notes to Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.  Organization
         Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Operating Partnership has since purchased a total of 137 (six in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31,1999 to 211 properties, most of which are in the eastern United States and Texas.
         As of March 31, 1999, the Company was a 93.48% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
         The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interest in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of the limited partnership (Unit) at the request of the holder thereof for cash equal to the fair value of a share of the Company's common stock (Common Shares) at the time of such redemption, provided that the Company at its options may elect to acquire any Unit presented for redemption for one Common Share or cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of units to the Company. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended March 31, 1999.



(dollars in thousands)


Cost:
   Beginning balance                                             $      502,502
   Property acquisitions                                                 15,310
   Improvements and equipment additions                                   2,129
   Dispositions                                                             (65)
                                                                 --------------

Ending balance                                                   $      519,876
                                                                 ==============


Accumulated Depreciation:
   Beginning balance                                             $       21,339
   Additions during the period                                            2,883
   Dispositions                                                             (35)
                                                                 --------------

Ending balance                                                   $       24,187
                                                                 ==============



4.  Unsecured Line of Credit and Term Note
         The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At March 31, 1999, the outstanding balance on the credit facility was $125 million. In 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former $75 million revolving credit facility.
         In December 1998, the Operating Partnership entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.
         The Operating Partnership entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At March 31, 1999, the Operating Partnership had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount. The net carrying amount of the Operating Partnership's debt instruments approximates fair value.


5.  Commitments and Contingencies
         The   Operating   Partnership's   current   practice   is  to   conduct
environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.
         As of March 31, 1999, the Operating Partnership had entered into contracts for the purchase of nine facilities with expected costs of $23.4 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 6 storage facilities purchased during the three months ended March 31, 1999, had occurred at January 1, 1999. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.




(in thousands, except per unit data)

                                                              Three Months Ended
                                                                   March 31,
                                                                     1999
                                                               -----------------

Revenues:
  Rental income                                                 $         19,493
  Other income                                                               214
                                                                ----------------
     Total revenues                                                       19,707

Expenses:
  Property operations & maintenance                                        4,082
  Real estate taxes                                                        1,586
  General and administrative                                               1,139
  Interest                                                                 3,465
  Depreciation and amortization                                            3,139
                                                                ----------------
     Total expenses                                                       13,411
                                                                ----------------
Net Income                                                      $          6,296
                                                                ================


Earnings per unit - basic                                       $            .48
                                                                ================
Earnings per unit - diluted                                     $            .47
                                                                ================

Units used in basic earnings
 per unit calculation                                                 13,242,172


7.  Legal Proceedings
         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership.


8.  Earnings Per Unit
         The Operating Partnership reports earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per unit:


                                            Three Months            Three Months
                                               Ended                   Ended
                                              March 31,               March 31,
                                                1999                    1998
                                           -------------           -------------

Numerator:
  Net Income                                $      6,263            $     5,853

Denominator:
  Denominator for basic earnings
    per unit - weighted average units             13,222                 12,733

Effect of Diluted Securities:
  Stock options                                       11                     53
  Denominator for diluted earnings
    per unit- adjusted weighted average
    units and assumed conversion                  13,233                 12,786

Basic earnings per unit                     $        .47            $       .46
Diluted earnings per unit                   $        .47            $       .46

9.  Recent Accounting Pronouncements
         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", that is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organizational costs to be expensed as incurred. The pronouncement had no effect on the Operating Partnership
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), that is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains and losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Operating Partnership.


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
The following  discussion  and analysis of the financial  condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 211 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


Liquidity and Capital Resources


Revolving Credit Facility
         The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The Operating Partnership intends to use funds available from this credit facility to finance future acquisition and development plans described below. At March 31, 1999, the outstanding balance of the unsecured credit facility was $125 million.

Umbrella Partnership REIT
         The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 1999, 863,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 1999, the Operating Partnership acquired six properties, increasing its existing presence in Louisiana and Rhode Island. The six acquisitions in the three months ended March 31, 1999 added 281,000 square feet of space and 2,700 rental units to the Operating Partnership's portfolio.

Future Acquisition and Development Plans
         The Operating Partnership has contracts on nine properties in Arizona with planned closings in May 1999. The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         As most of the Operating Partnership 's operating cash flow is expected to be used to pay distributions, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties may be provided by borrowings pursuant to the unsecured credit facility, a moderate layer of secured debt, a preferred stock issuance and/or a joint venture acquisition partnership.
         At March 31, 1999, the Operating Partnership had $25 million available under the unsecured credit facility.

REIT Qualification and Distribution Requirements
         The Operating Partnership is treated as a partnership for Federal income tax purposes and the Company is treated as a partner in the Operating Partnership. As a partner, the Company is deemed to own its proportionate share of the assets of the partnership and is deemed to be entitled to the income of the partnership attributable to such share.
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31,1999, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Operating Partnership as of March 31, 1999 and March 31, 1998.

For the period January 1, 1999 through March 31, 1999 (dollars in thousands)
         The Operating Partnership reported revenues of $19,451 during the period and incurred $5,617 in operating expenses, resulting in net operating income of $13,834, or 71%. General and administrative expenses of $1,128, interest expense of $3,341 and depreciation and amortization expenses of $3,102 resulted in net income of $6,263.

Three months ended March 31, 1999, compared to Three months ended March 31, 1998 (dollars in thousands)
         The following discussion compares the activities of the Operating Partnership for the three months ended March 31, 1999 with the activities of the Operating Partnership for the three months ended March 31, 1998.
         Total revenues increased from $14,375 for the three months ended March 31, 1998 to $19,451 for the three months ended March 31, 1999, an increase of $5,076 or 35%. Of this, $4,497 resulted from the acquisition of 55 properties during the period January 1, 1998 through March 31, 1999 and $579 was realized as a result of increased rental rates at the 156 properties owned by the Operating Partnership at January 1, 1998. Overall, same-store revenues grew 4.3% for the three-month period ended March 31, 1999 as compared to the same period in 1998.
         Property operating and real estate tax expense increased $1,612 or 40% during the period. $1,364 was a result of absorbing additional expenses from operating the newly acquired properties, and $248 related to the operations of its sites operated more than one year.
         General and administrative expenses, which includes losses of $28 realized as the result of replacement of equipment, increased $274 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
         Interest expense increased $2,126 due to the $112 million drawn on the Operating Partnership 's line of credit and term note during the last twelve months.
         Income before extraordinary item increased from $6,203 to $6,263, an increase of $60 or 1%.


Inflation
         The Operating Partnership does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.


Seasonality
         The Operating Partnership 's revenues typically have been higher in the third and fourth quarters, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to affect materially distributions to unitholders.


Impact of the Year 2000
         The Operating Partnership employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Operating Partnership from third parties and therefore there is no internally generated programming code. The Operating Partnership has been assessing and testing its systems to determine if its hardware and software will function properly with respect to dates in the Year 2000 and thereafter, and no significant problems were noted. The Operating Partnership's critical applications relating to financial reporting, property management and asset control have been updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements.

         The Operating Partnership communicates electronically with certain outside vendors in the banking and payroll processing areas. The Operating Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant. The Operating Partnership has identified and evaluated certain other systems that may be impacted by the Year 2000, such as gates, security systems and elevators. The Operating Partnership expects the implementation of any required solutions to be completed by December 31, 1999, and the cost to be less than $50,000. The Operating Partnership is not aware of any other vendors or suppliers for whom the Year 2000 would materially impact the Operating Partnership's business and there are no means of ensuring that outside companies will be compliant.
         The Operating Partnership will continue to address the Year 2000 throughout 1999 and has developed a contingency plan if the implementations are not completed timely. Under a worst case scenario, the Operating Partnership will have the ability to revert to a manual system to operate its self-storage stores if any issues with the Year 2000 are encountered. Despite the approach being taken to prevent a Year 2000 problem, the Operating Partnership cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Operating Partnership 's results of operations or financial condition.
         Year 2000 costs and the date on which the Operating Partnership believes that it will be Year 2000 compliant are based upon management's best estimates that were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates are achievable and actual results could differ materially from estimates.

Quantitative and Qualitative Disclosure About Market Risk
         The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap agreements. There have been no material changes to the Operating Partnership's exposure to interest rate risk since December 31, 1998.

Part II.  Other Information

Item 1.  Legal Proceedings

         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership.


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

1.  (a.) Exhibit 27 - Financial data schedule.

2.  (b.) Reports on Form 8-K.


         On March 3, 1999 the Operating Partnership filed a Current Report on Form 8-K, reporting the acquisition of eleven self-storage facilities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Sovran Acquisition Limited Partnership
                                     By: Sovran Holdings, Inc.
                                     Its: General Partner


May 12, 1999                         By: / S / David L. Rogers
-----------------                      ------------------------
Date                                     David L. Rogers,
                                         Chief Financial Officer