Form 10-Q
period 1999-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 1999-11-12
CIK 1060224

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

Item 1.  Financial Statements


                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (unaudited)


                                                     September 30,  December 31,
(dollars in thousands, except unit data)                 1999          1998
                                                     -------------  ------------

Assets
  Investment in storage facilities:
     Land ...........................................   $ 111,425    $ 102,864
     Building and equipment .........................     440,382      399,638
                                                        ----------  ----------
                                                          551,807      502,502
     Less: accumulated depreciation .................     (30,261)     (21,339)
                                                        ----------  ----------
  Investment in storage facilities, net .............     521,546      481,163
  Cash and cash equivalents .........................       1,074        2,984
  Accounts receivable ...............................       1,707        1,699
  Prepaid expenses and other assets .................       4,541        4,278
                                                        ----------  ----------
     Total Assets ...................................   $ 528,868    $ 490,124
                                                        ==========  ==========

Liabilities
  Line of credit ....................................   $ 114,000    $ 112,000
  Term note .........................................      75,000       75,000
  Accounts payable and accrued liabilities ..........       6,551        3,059
  Deferred revenue ..................................       3,227        2,943
  Accrued distributions .............................       7,590        7,378
  Mortgage payable ..................................       5,262        3,059
                                                        ----------   ---------
    Total Liabilities ...............................     211,630      203,439


Limited partners' capital interest
  (853,037 units in 1999 and 863,037 in 1998),
  at redemption value ...............................      19,140       21,683

Partners' Capital
  General partner (219,567 units issued and
    outstanding in 1999 and 1998) ...................       5,282        5,284
  Limited partner (12,258,165 and 12,093,189
    units issued and outstanding in 1999 and
    1998, respectively) .............................     262,816      259,718
  Preferred partners (1,200,000 Series B
    Preferred Units, at $25 liquidation preference) .      30,000          -
                                                        ----------  ----------
  Total Partners' Capital ...........................     298,098      265,002
                                                        ----------  ----------
  Total Liabilities and Partners' Capital ...........   $ 528,868    $ 490,124
                                                        ==========  ==========

See notes to financial statements.

                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   July 1, 1999    July 1, 1998
                                                        to             to
(dollars in thousands, except unit data)          Sept. 30, 1999  Sept. 30, 1998
                                                 -------------------------------

Revenues:
  Rental income ..................................  $     21,535  $     18,876
  Interest and other income ......................         1,035           231
                                                    ------------- ------------
     Total revenues ..............................        22,570        19,107

Expenses:
  Property operations and maintenance ............         4,309         3,905
  Real estate taxes ..............................         1,901         1,481
  General and administrative .....................         1,318         1,173
  Interest .......................................         3,503         3,080
  Depreciation and amortization ..................         3,362         2,830
                                                    ------------- ------------
     Total expenses ..............................        14,393        12,469
                                                    ------------- ------------
Net Income .......................................         8,177         6,638
  Distributions to preferred unitholders .........          (501)          -
                                                    ------------- ------------
Net income available to common unitholders .......  $      7,676  $      6,638
                                                    ============= ============
Earnings per common unit - basic .................  $       0.57  $       0.51
                                                    ============= ============
Earnings per common unit - diluted ...............  $       0.57  $       0.50
                                                    ============= ============
Common units used in basic earnings
  per unit calculation ...........................    13,339,808    13,136,572

Distributions declared per common unit ...........  $       0.57  $       0.56
                                                    ============= ============

See notes to financial statements.

                     SOVRAN ACQUISITION LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                   Jan. 1, 1999    Jan. 1, 1998
                                                        to              to
(dollars in thousands, except unit data)          Sept. 30, 1999  Sept. 30, 1998
                                                  --------------  --------------

Revenues:
  Rental income ..................................  $     61,108  $     49,223
  Interest and other income ......................         1,519           701
                                                    ------------  ------------
     Total revenues ..............................        62,627        49,924

Expenses:
  Property operations and maintenance ............        12,385         9,888
  Real estate taxes ..............................         5,196         3,979
  General and administrative .....................         3,833         3,120
  Interest .......................................        10,476         6,448
  Depreciation and amortization ..................         9,703         7,377
                                                    ------------  ------------
     Total expenses ..............................        41,593        30,812
                                                    ------------  ------------
Income before extraordinary item .................        21,034        19,112

Extraordinary loss on extinguishment of debt .....           -            (350)
                                                    ------------  ------------

Net Income .......................................        21,034        18,762
   Distributions to preferred unitholders ........          (501)          -
                                                    ------------  ------------
Net income available to common unitholders .......  $     20,533  $     18,762
                                                    ============  ============

Earnings per common unit before
extraordinary item - basic .......................  $       1.54  $       1.48
Extraordinary item ...............................           -           (0.02)
                                                    ------------  ------------
Earnings per common unit - basic .................  $       1.54  $       1.46
                                                    ============  ============
Earnings per common unit - diluted ...............  $       1.54  $       1.45
                                                    ============  ============

Common units used in basic
    earnings per unit calculation ................    13,281,990    12,881,773

Distributions declared per unit ..................  $       1.69  $       1.64
                                                    ============  ============

See notes to financial statements.

                     Sovran Acquisition Limited Partnership

                             Statements of Cash Flow
                                   (unaudited)


                                                    Jan. 1, 1999   Jan. 1, 1998
                                                         to             to
(dollars in thousands)                             Sept. 30, 1999 Sept. 30, 1998
                                                   --------------  -------------

Operating Activities
Net income .......................................  $     21,034  $     18,762
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item .............................           -             350
  Depreciation and amortization ..................         9,703         7,377
  Restricted stock earned ........................            75             5
  Changes in assets and liabilities:
     Accounts receivable .........................            16          (409)
     Prepaid expenses and other assets ...........          (748)         (659)
     Accounts payable and other liabilities ......         3,314         2,695
     Deferred revenue ............................            (6)           67
                                                     ------------  -----------
Net cash provided by operating activities ........        33,388        28,188
                                                     ------------  -----------

Investing Activities
  Additions to storage facilities ................       (46,770)     (140,924)
  Additions to other assets ......................          (172)         (866)
                                                     ------------  -----------
Net cash used in investing activities ............       (46,942)     (141,790)
                                                     ------------  -----------

Financing Activities
  Net proceeds from issuance of common
   stock through Dividend Reinvestment
   and Stock Purchase Plan .......................         5,832           -
  Net proceeds from issuance of preferred units ..        28,753           -
  Proceeds from line of credit draw down .........         2,000       140,500
  Distributions paid .............................       (22,747)      (20,863)
  Purchase of treasury stock .....................        (1,924)       (1,990)
  Redemption of operating partnership units ......          (261)          -
  Mortgage principal payments ....................            (9)         (500)
                                                     ------------  -----------
Net cash provided by financing activities ........        11,644       117,147
                                                     ------------  -----------
Net (decrease) increase in cash ..................        (1,910)        3,545
Cash at beginning of period ......................         2,984         2,567
                                                     ------------  -----------
Cash at end of period ............................  $      1,074  $      6,112
                                                    ============  ============

Supplemental cash flow information
     Cash paid for interest ......................  $     10,591  $      5,940

                     Sovran Acquisition Limited Partnership

                             Statements of Cash Flow
                                   (unaudited)


Supplemental cash-flow information for the nine months ended September 30, 1999
(dollars in thousands)
--------------------------------------------------------------------------------
Fair value of net liabilities assumed on
the acquisition of storage facilities                                  $   445

Storage facilities acquired through the
assumption of mortgages                                                $ 2,212

--------------------------------------------------------------------------------

Distributions declared but unpaid were $7,590 at September 30, 1999 and $7,378 at December 31, 1998.

See notes to financial statements.

                          Notes to Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.  Organization
         Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering).
The Operating Partnership has since purchased a total of 148 (seventeen purchased and one sold in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30,1999 to 221 properties, most of which are in the eastern United States and Texas.
         As of September 30, 1999, the Company was a 93.59% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
         The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interest in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of the limited partnership (Unit) at the request of the holder thereof for cash equal to the fair value of a share of the Company's common stock (Common Shares) at the time of such redemption, provided that the Company at its options may elect to acquire any Unit presented for redemption for one Common Share or cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of units to the Company. Such limited partners'redemption rights are reflected in "limited partners'capital interest"in the accompanying balance sheets at the cash redemption amount at the balance sheet date.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended September 30, 1999.

(dollars in thousands)


Cost:
   Beginning balance .......................................    $    502,502
   Property acquisitions ...................................          43,705
   Improvements and equipment additions ....................           7,335
   Dispositions ............................................          (1,735)
                                                                ----------------

Ending balance .............................................    $    551,807
                                                                ================

Accumulated Depreciation:
   Beginning balance .......................................    $     21,339
   Additions during the period .............................           9,044
   Dispositions ............................................            (122)
                                                                ----------------

Ending balance .............................................    $     30,261
                                                                ================


4.  Unsecured Line of Credit and Term Note
         The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At September 30, 1999, the outstanding balance on the credit facility was $114 million. In 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former $75 million revolving credit facility.
         In December 1998, the Operating Partnership entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.
         The Operating Partnership entered into interest rate swap and cap agreements to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At September 30, 1999, the Operating Partnership had an interest rate swap with a notional amount of $55 million through December 1999. Under this agreement the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.12% on the $55 million amount. The Operating Partnership also has a LIBOR-based interest rate cap on $70 million of debt through June 2000 at 6.5%. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. The net carrying amount of the Operating Partnership's debt instruments approximates fair value.


5.  Commitments and Contingencies
         The   Operating   Partnership's   current   practice   is  to   conduct
environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.
         As of September 30, 1999, the Operating Partnership had entered into a contract for the purchase of one facility with an expected cost of $1.85 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 17 storage facilities purchased during the nine months ended September 30, 1999, had occurred at January 1, 1999. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


                                                              Nine Months Ended
(in thousands, except unit data)                                 September 30,
                                                                      1999
                                                              ------------------

Revenues:
Rental income ..............................................  $     63,081
Other income ...............................................         1,539
                                                              ------------------
Total revenues .............................................        64,620

Expenses:
Property operations & maintenance ..........................        12,709
Real estate taxes ..........................................         5,431
General and administrative .................................         3,877
Interest ...................................................        10,077
Depreciation and amortization ..............................        10,042
                                                              ------------------
Total expenses .............................................        42,136
                                                              ------------------

Net Income .................................................        22,484
Distributions to preferred unitholders .....................        (2,216)
                                                              ------------------
Net income available to common unitholders .................  $     20,268
                                                              ==================
Earnings per common unit -basic ............................  $       1.51
                                                              ==================
Earnings per common unit -diluted ..........................  $       1.51
                                                              ==================
Common units used in basic earnings
per unit calculation .......................................    13,330,769


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


8.  Earnings Per Unit
         The Operating Partnership reports earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."The following table sets forth the computation of basic and diluted earnings per unit:


                                                      Nine Months   Nine Months
                                                         Ended        Ended
                                                       Sept. 30,     Sept. 30,
(in thousands, except per unit data)                     1999          1998
                                                     ------------- -------------

Numerator:
Net income available to common unitholders .......  $     20,533  $     18,762

Denominator:
Denominator for basic earnings
per common unit -weighted average units ..........        13,282        12,882

Effect of Dilutive Securities:
Stock options ....................................            14            30
Denominator for diluted earnings
per common unit-adjusted weighted average
units and assumed conversion .....................        13,296        12,912

Basic earnings per common unit ...................  $       1.54  $       1.46
Diluted earnings per common unit .................  $       1.54  $       1.45


9.  Preferred Units
         On July 30, 1999, the Operating Partnership issued 1,200,000 units of 9.85% Series B Cumulative Redeemable Preferred Units.The offering price was $25 per unit resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Units are not redeemable prior to July 30, 2004, after which the Operating Partnership may redeem the units at a redemption price of $25 per unit, plus any accrued and unpaid distributions. Cash distributions at a rate of 9.85% per annum of the $25 per unit liquidation preference (equivalent to $2.4625 per annum per unit) are payable quarterly in arrears on the last day of each March, June, September and December. The Operating Partnership paid a distribution of $0.417 per Series B preferred unit for the period July 31, 1999 through September 30, 1999.

10.  Recent Accounting Pronouncements
         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", that is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organizational costs to be expensed as incurred. The pronouncement had no effect on the Operating Partnership
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains and losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Operating Partnership.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 221 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


Liquidity and Capital Resources

Revolving Credit Facility
         The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The Operating Partnership intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1999, the outstanding balance of the unsecured credit facility was $114 million.

Umbrella Partnership REIT
         The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 1999, 853,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended September 30, 1999, the Operating Partnership increased its presence in Florida by purchasing a property in Cocoa, Florida and acquired one property in Maine. The two acquisitions added 109,562 square feet of space and 1,122 rental units to the Operating Partnership's portfolio.

Future Acquisition and Development Plans
         The Operating Partnership has entered into a contract for one property with a purchase price of $1.85 million, with an expected closing in November 1999. The closing is subject to several customary conditions including, among other things, satisfactory completion of due diligence.
         The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Common Stock Repurchase Program
         For the three-month period ended September 30, 1999, the Operating Partnership repurchased 83,200 common units under a program authorized by the Board of Directors in 1998. Since the inception of the program, 158,900 common units have been repurchased by the Operating Partnership.

Liquidity
         As most of the Operating Partnership's operating cash flow is expected to be used to pay distributions, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties may be provided by borrowings pursuant to the unsecured credit facility, a moderate layer of secured debt, and/or a joint venture acquisition partnership.
         On July 30, 1999, the Operating  Partnership  completed the offering of
1.2 million units of 9.85% Series B Cumulative Redeemable Preferred Units. The offering price was $25 per unit resulting in gross proceeds of $30 million. Net proceeds of $28.8 million were used to reduce outstanding indebtedness on the Operating Partnership's credit facility.
         At September 30, 1999, the Operating Partnership had $36 million available under the unsecured credit facility.

REIT Qualification and Distribution Requirements
         The Operating Partnership is treated as a partnership for Federal income tax purposes and the Company is treated as a partner in the Operating Partnership. As a partner, the Company is deemed to own its proportionate share of the assets of the partnership and is deemed to be entitled to the income of the partnership attributable to such share.
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30,1999, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Operating Partnership as of September 30, 1999 and September 30, 1998.

For the period January 1, 1999 through September 30, 1999 (dollars in thousands)
         The Operating Partnership reported revenues of $62,627 during the period. Included in the total revenues is a gain of $686 resulting from the sale of a facility in Tennessee for $2,500. The Operating Partnership incurred $17,581 in operating expenses, resulting in net operating income of $44,360, or 71.6%. General and administrative expenses of $3,833, interest expense of $10,476 and depreciation and amortization expenses of $9,703 resulted in net income of $21,034. The Operating Partnership paid a Series B preferred unit distribution of $501 during the period resulting in net income available to common unitholders of $20,533.

Three months ended September 30, 1999, compared to three months ended September 30, 1998 (dollars in thousands)
         The following discussion compares the activities of the Operating Partnership for the three months ended September 30, 1999 with the activities of the Operating Partnership for the three months ended September 30, 1998.
         Total revenues increased from $19,107 for the three months ended September 30, 1998 to $22,570 for the three months ended September 30, 1999, an increase of $3,463 or 18.1%. Of this, $686 resulted from the gain on the sale of a facility in Tennessee, $2,015 resulted from the acquisition of 30 properties during the period July 1, 1998 through September 30, 1999 and $762 was realized as a result of increased rental rates at the 191 properties owned by the Operating Partnership at July 1, 1998. Overall, same-store revenues grew 4.2% for the three-month period ended September 30, 1999 as compared to the same period in 1998.
         Property operating and real estate tax expense increased $824 or 15% during the period. $658 was a result of absorbing additional expenses from operating the newly acquired properties, and $166 related to the operations of its sites operated more than one year.
         General and administrative expenses increased $145 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
         Interest expense increased $423 due to the $12,500 drawn on the Operating Partnership `s line of credit and term note during the last twelve months.
         Net income increased from $6,638 to $8,177, an increase of $1,539 or 23%.
         During the quarter the Operating Partnership introduced a new concept, Uncle Bob's Flex-a-Space. While the effect of the concept on near term earnings will be dilutive, the Operating Partnership expects Uncle Bob's Flex-a-Space to contribute to profitability by the third quarter of 2000.

Inflation
         The Operating Partnership does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.


Seasonality
         The Operating Partnership `s revenues typically have been higher in the third and fourth quarters, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to affect materially distributions to unitholders.


Impact of the Year 2000
         The Operating Partnership employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Operating Partnership from third parties and therefore there is no internally generated programming code. The Operating Partnership has been assessing and testing its systems to determine if its hardware and software will function properly with respect to dates in the Year 2000 and thereafter, and no significant problems were noted. The Operating Partnership's critical applications relating to financial reporting, property management and asset control have been updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements.
         The Operating Partnership communicates electronically with certain outside vendors in the banking and payroll processing areas. The Operating Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant. The Operating Partnership has identified and evaluated certain other systems that may be impacted by the Year 2000, such as gates, security systems and elevators. The Operating Partnership expects the implementation of any required solutions to be completed by December 31, 1999, and the cost to be less than $50,000. The Operating Partnership is not aware of any other vendors or suppliers for whom the Year 2000 would materially impact the Operating Partnership's business and there are no means of ensuring that outside companies will be compliant.
         The Operating Partnership will continue to address the Year 2000 throughout 1999 and has developed a contingency plan if the implementations are not completed timely. Under a worst case scenario, the Operating Partnership will have the ability to revert to a manual system to operate its self-storage stores if any issues with the Year 2000 are encountered. Despite the approach being taken to prevent a Year 2000 problem, the Operating Partnership cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Operating Partnership `s results of operations or financial condition.
         Year 2000 costs and the date on which the Operating Partnership believes that it will be Year 2000 compliant are based upon management's best estimates that were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates are achievable and actual results could differ materially from estimates.

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


Item 2.  Changes in Securities

         On July 30, 1999, the Operating Partnership issued 1,200,000 units of 9.85% Series B Cumulative Redeemable Preferred Units with a liquidation preference of $25 per unit ("Series B Preferred Units"). The offering price was $25 per unit resulting in net proceeds of $28.8 million. The proceeds were used to reduce outstanding amounts on the Operating Partnership's bank credit facility. The Series B Preferred Units are not redeemable prior to July 30, 2004, after which the Operating Partnership may redeem the units at a redemption price of $25 per unit, plus any accrued and unpaid distributions. Cash distributions of $2.4625 per annum per unit are payable quarterly in arrears on the last day of each March, June, September and December.



Item 3.  Defaults Upon Senior Securities

         No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.



Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               3. Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 filed with the Company's Registration Statement on Form 8-A dated July 29, 1999).

               27.         Financial Data Schedule

         (b)  Reports on Form 8-K

          On July 30, 1999 the Company filed a Current Report on Form 8-K in connection with the public offering of 1,200,000 shares of its 9.85% Series B Cumulative Redeemable Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Sovran Acquisition Limited Partnership
                                    By: Sovran Holdings, Inc.
                                    Its General Partner

November 12, 1999                   By: /S/ David L. Rogers
-----------------                   -----------------------
Date                                David L. Rogers,
                                    Chief Financial Officer