Form 10-K
period 1999-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2000-03-30
CIK 1060224

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

                       Commission File Number: 0-24071



                   Sovran Acquisition Limited Partnership
           (Exact name of Registrant as specified in its charter)


         Delaware                                16-1481551

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)



                              5166 Main Street
                           Williamsville, NY 14221
                  (Address of principal executive offices)
                                 (Zip code)


                               (716) 633-1850
             (Registrant's telephone number including area code)


         Securities registered pursuant to Section 12(b) of the Act:


Title of Securities                 Exchanges on which Registered
Not Applicable                            Not Applicable


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

                              Yes   [ X ]  No [  ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       As of March 15, 2000, 12,984,205 Units of Limited
Partnership Interest were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

       Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 24, 2000 (Part III).

ITEM 1.  BUSINESS

General

       Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is one of the largest owners and operators of self-storage properties in the Eastern United States and Texas. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company Predecessors" as used herein refers to the Company's predecessor organizations prior to the Company's initial public offering in June, 1995 (the "Initial Offering") and the completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only, and, as the context may require, the Company Predecessors. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership and, as the context may require, the Company Predecessors.

       The Company is currently a 93.55% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

       As of March 15, 2000 the Operating Partnership owned and operated 225 self-storage properties (individually, a "Property" and collectively, the "Properties") consisting of approximately
12.7 million net rentable square feet, situated in 21 states. As of December 31, 1999, the Properties had a weighted average occupancy of 85% and a weighted average annual rent per occupied square foot of $7.86. The Operating Partnership believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

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

Industry Overview

       The Operating Partnership believes that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, some operators, including the Operating Partnership, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full-time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the

Operating Partnership, and the customer has control of access to the unit.

       The Operating Partnership believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

        According to published data, of the approximately 30,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Operating Partnership believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

       The self-storage industry has also experienced relatively slow growth in supply in recent years due to the scarcity of financing available to small operators, restrictive zoning and other regulations and the substantial start up costs associated with the construction and lease-up of new facilities. Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy.
It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Operating Partnership estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 18%.

Property Management

       The Operating Partnership believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Operating Partnership's management system include:

 -     Recruiting, training and retaining capable, aggressive on-
            site Property Managers;

 -     Motivating Property Managers by providing incentive-based
            compensation;

 -     Developing and maintaining an integrated marketing plan for each Property;

 -     Performing regular preventive maintenance to avoid
            significant repair obligations;

 -     Linking all facilities to a central customized management
            information system; and

 -     Utilization of a national marketing program that attracts
            commercial tenants who have multi-market self-storage needs.

       Each Property is generally managed by a full-time Property Manager and one or more assistant managers. Each Property Manager is responsible for most operational decisions with respect to his or her Property, including rent charges and maintenance, subject to certain monetary limits. Assistant managers enable Property Managers to have sufficient time to perform marketing functions. Each Property Manager reports to an Area or Regional Manager who in turn reports to an Executive Vice President. The Operating Partnership currently employs two Executive Vice Presidents who primarily focus on marketing and overall supervision of the Area and Regional Managers. The Area and Regional Managers are responsible for overseeing site operations.

       Property Managers attend a thorough orientation program and undergo continuous training which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Operating Partnership's customized management information system. In addition to frequent contact with Area and Regional Managers and other Operating Partnership personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

       The Operating Partnership annually develops a written marketing plan for each of its Properties the content of which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of the same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Operating Partnership primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Operating Partnership also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

       The Operating Partnership's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Operating Partnership's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Operating Partnership's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Area and Regional Managers. The Operating Partnership's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

       The Operating Partnership's Executive Vice Presidents, Regional Managers, Area Managers and Property Managers are compensated with a base salary and may, in addition, earn incentive compensation. The Operating Partnership annually establishes a target gross income and net operating income for each Property. As incentive compensation, Property Managers earn a specific bonus per move-in; and Executive Vice Presidents, Regional Managers and Area Managers earn a percentage of the combined net operating incomes in excess of the targeted levels for all facilities reporting to them. This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for any manager to earn in excess of 10% of the base salary as incentive compensation. The Operating Partnership believes that the structure of these programs causes its managers to exercise their operational autonomy in a manner to maximize income through increased rental rates.

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

       Several of the Operating Partnership's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International and Storage USA, Inc., are larger and have substantially greater financial resources than the Operating Partnership. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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

Disposition Policy

       Management periodically reviews the assets comprising the Operating Partnership's portfolio. The Operating Partnership has no current intention to dispose of any of the Properties, although it reserves the right to do so. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of the Operating Partnership's portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining the Company's qualification as a REIT. In 1999, the Operating Partnership sold a facility located in Tennessee for $2.5 million resulting in a gain of $.65 million.

Borrowing Policy

       The Board of Directors of the Company currently limits the amount of debt that may be incurred by the Company to less than 50% of the sum of market value of the issued and outstanding Common and Preferred Stock plus the Company's debt (Market Capitalization). The Company, however, may from time to time re-evaluate and modify its borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

       The Operating Partnership increased the balance outstanding on the $150 million credit facility from $112 million in 1998 to $123 million at December 31, 1999. The proceeds were used to fund a portion of the 1999 acquisitions. The credit facility matures February 2001 and provides for funds at LIBOR plus 1.25%.

       In July 1999, the Operating Partnership issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock.
The net proceeds of $28.6 million were used to repay a portion of the credit facility.

       The Operating Partnership also has a $75 million unsecured term note that bears interest at LIBOR plus 1.50%.

       To the extent that the Operating Partnership desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Operating Partnership's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Operating Partnership has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Operating Partnership's Financial Statements appearing elsewhere herein.

Employees

       The Operating Partnership currently employs a total of 608 employees, including 242 Property Managers, 14 Area Managers, 6 Regional Managers, 2 Executive Vice Presidents and 300 part time employees. At the Operating Partnership's headquarters, in addition to the Company's 3 senior executive officers, the Operating Partnership employs 41 people engaged in various support activities such as accounting and management information systems. None of the Operating Partnership's employees is covered by a collective bargaining agreement. The Operating Partnership considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

Overview

       At December 31, 1999, the Operating Partnership, owned 100% fee simple interests in, and operated, a total of 222 Properties, consisting of approximately 12.5 million net rentable square feet, situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. As of December 31, 1999, the Properties had a weighted average occupancy of 85% and a weighted average annual rent per square foot of $7.86. The Operating Partnership believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

       The Operating Partnership's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Operating Partnership's Properties are fenced with computerized gates and are well lighted. All but twenty-three of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

       Currently, 212 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Operating Partnership intends to convert all of the Properties to the "Uncle BoB's" trade name.

The table below provides certain information regarding the properties:

                                                   Uncle
                                                   BoB's  Occupancy
                                Year              Trade     at                                            Mgr.
Location                        Built  Sq. Ft.    Name   12/31/99  Acres  Units  Bldgs. Floors  Apt.  Construction
__________________________________________________________________________________________________________________________________

  ALABAMA
Birmingham I                 1990   36,975     Y       79%      2.7   297     9      1      Y   Masonry/Steel Roof
Birmingham II                1990   52,550     Y       87%      4.7   404     8      1      Y   Masonry/Steel Roof
Montgomery I                 1982   74,830     Y       81%      5.0   619    16      1      Y   Masonry/Steel Roof
Birmingham III               1970   72,410     Y       77%      4.3   409     6      1      Y   Masonry/Steel Roof
Montgomery II                1984   42,305     Y       95%      2.7   287    10      1      N   Masonry/Steel Roof
Montgomery III               1988   41,550     Y       90%      2.4   391     9      1      Y   Steel Bldg./Steel Roof
Birmingham-Walt              1984   63,380     Y       69%      3.3   390     6      1      Y   Masonry Wall/Metal Roof
  ARIZONA
Gilbert-Elliot Rd            1995   59,320     Y       79%      3.3   701     8      1      Y   Masonry Wall/Metal Roof
Glendale-59th Ave            1997   67,076     Y       82%      4.6   634     7      1      Y   Masonry Wall/Metal Roof
Mesa-Baseline                1986   39,125     Y       87%      1.8   393    11      1      Y   Masonry Wall/Metal Roof
Mesa-E. Broadway             1986   38,825     Y       75%      1.8   371     5      1      Y   Masonry Wall/Metal Roof
Mesa-W. Broadway             1976   36,405     Y       78%      1.9   403     5      1      Y   Masonry Wall/Metal Roof
Mesa-Greenfield              1986   48,585     Y       79%      2.1   435     8      1      N   Masonry Wall/Metal Roof
Phoenix-Camelback            1984   43,660     Y       76%      2.0   536     7      1      Y   Masonry Wall/Metal Roof
Phoenix-Bell                 1984   96,630     Y       71%      4.6   942     7      1      Y   Metal Wall/Metal Roof
Phoenix-35th Ave             1996   72,140     Y       80%      4.3   728     8      1      Y   Masonry Wall/Metal Roof
  CONNECTICUT
New Haven                    1985   48,290     Y       77%      3.9   392     5      1      N   Masonry Wall/Steel Roof
Hartford-Metro I             1988   49,000     Y       91%     10.0   334    10      1      N   Steel Bldg./Steel Roof
Hartford-Metro II            1992   39,025     Y       97%      6.0   315     7      1      N   Steel Bldg./Steel Roof
  FLORIDA
Lakeland I                   1985   48,055     Y       79%      3.5   443    11      1      Y   Masonry Wall/Steel Roof
Tallahassee I                1973  147,059     Y       80%     18.7   713    21      1      Y   Masonry Wall/Tar & Gravel Roof
Tallahassee II               1975   43,740     Y       97%      4.0   241     7      1      Y   Masonry Wall/Tar & Gravel Roof
Port St. Lucie               1985   54,250     Y       74%      4.0   597    12      1      N   Steel Bldg./Steel Roof
Deltona                      1984   63,992     Y       85%      5.0   453     5      1      Y   Masonry Wall/Shingle Roof
Jacksonville I               1985   39,882     Y       92%      2.7   295    14      1      Y   Masonry Wall/Tar & Gravel Roof
Orlando I                    1988   50,445     Y       82%      2.8   594     3      2      Y   Steel Bldg./Steel Roof
Ft. Lauderdale               1985  100,900     Y       93%      7.6   647     7      1      Y   Steel Bldg./Steel Roof
West Palm I                  1985   45,465     Y       74%      3.2   406     6      1      N   Steel Bldg./Steel Roof
Melbourne I                  1986   83,104     Y       89%      8.3   744    11      1      Y   Masonry Wall/Shingled Roof

Pensacola I                  1983  108,291     Y       87%      7.5   949    13      1      Y   Steel Bldg./Steel Roof
Pensacola II                 1986   57,720     Y       94%      3.4   508     9      1      Y   Steel Bldg./Steel Roof
Melbourne II                 1986   56,039     Y       85%      3.4   618    11      1      N   Steel Bldg./Steel Roof
Jacksonville II              1987   53,975     Y       95%      4.4   480    11      1      Y   Masonry/Steel Roof
Pensacola III                1986   64,641     Y       93%      6.1   515    12      1      N   Steel Bldg./Steel Roof
Pensacola IV                 1990   38,850     Y       94%      2.7   280     9      1      Y   Masonry/Steel Roof
Pensacola V                  1990   39,445     Y       81%      2.6   326     4      1      Y   Masonry/Steel Roof
Tampa I                      1989   60,516     Y       91%      3.3   877     6      1      N   Masonry/Steel Roof
Tampa II                     1985   56,081     Y       86%      2.9   782    10      1      N   Masonry/Steel Roof
Tampa III                    1988   47,321     Y       93%      2.2   665    14      1      N   Masonry/Steel Roof
Orlando II                   1986  134,834     Y       77%      8.5 1,360    20      1      Y   Masonry Wall/Steel Roof
Ft. Myers I                  1988   27,654     Y       77%      1.1   267     6      2      Y   Steel Bldg./Steel Roof
Ft. Myers II              1991/94   23,053     Y       93%      1.9   300     2      1      Y   Masonry/Steel Roof
Tampa IV                     1985   58,605     Y       88%      4.0   558    10      1      Y   Masonry/Steel Roof
West Palm II                 1986   30,993     Y       89%      2.3   382     9      1      Y   Masonry/Steel Roof
Ft. Myers III                1986   36,040     Y       91%      2.4   261     9      1      Y   Masonry/Steel Roof
Lakeland II                  1988   60,010     Y       83%      4.0   591     9      1      N   Masonry Wall/Steel Roof
Ft. Myers IV                 1987   59,706     Y       97%      4.5   277     4      1      Y   Masonry/Steel Roof
Jacksonville III             1987  102,500     Y       84%      5.9   788    13      1      Y   Masonry Wall/Shingle Roof
Jacksonville IV              1985   43,895     Y       87%      2.7   506     7      1      Y   Steel Bldg./Steel Roof
Jacksonville V            1987/92   53,855     Y       98%      2.9   511    13      2      Y   Steel Bldg./Masonry Wall/ Steel Roof
Orlando III                  1975   52,704     Y       76%      3.2   504     8      2      N   Masonry Wall/Steel Roof
Orlando IV-W 25th St         1984   38,636     Y       87%      2.8   408     6      1      Y   Steel Bldg/Steel Roof
Delray I-Mini                1969   50,355     Y       96%      3.5   486     3      1      Y   Masonry Wall/Concrete Roof
Delray II-Safeway            1980   70,078     Y       86%      4.3   711    17      1      Y   Masonry Wall/Concrete Roof
Tampa-E. Hillborough         1985   84,690     N       80%      5.3   736    16      1      Y   Masonry Wall/Metal Roof
Titusville                1986/90   54,850     Y       94%      6.0   417     9      1      Y   Metal Wall/Shingle Roof
Ft.Myers-Mall             1991/94   20,881     Y       73%      1.3   230     4      1      Y   Masonry/Steel Roof
Indian Harbor-Beach          1985   64,978     Y       91%      4.0   717    15      1      N   Masonry Wall/Metal Roof
Hollywood-Sheridan           1988  129,613     N       93%      7.0 1,167    21      1      Y   Masonry Wall/Concrete Roof
Pompano Beach-Atlantic       1985   75,154     N       86%      4.0   980    17      1      N   Masonry Wall/Concrete Roof
Pompano Beach-Sample         1988   63,610     N       83%      3.6   839    14      1      N   Masonry Wall/Metal Roof
Boca Raton-18th St           1991   89,527     N       85%      6.2 1,063     8      1      N   Masonry Wall/Metal Roof
Vero Beach                   1997   34,450     Y       94%      1.9   314     2      1      N   Masonry Wall/Metal Roof
Hollywood-N.21st             1987   58,917     Y       96%      3.1   716    11      1      Y   Masonry Wall/Metal Roof
Cocoa                        1982   73,242     N       86%      2.5   720    12      1      Y   Masonry Wall/Metal Roof
  GEORGIA
Savannah                     1981   59,530     Y       89%      5.4   499    11      1      Y   Masonry Wall/Steel Roof
Atlanta-Metro I              1988   68,935     Y       91%      3.9   525     5      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro II             1988   45,300     Y       84%      3.9   375     6      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro III            1988   56,695     Y       72%      5.3   408     9      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro IV             1989   42,495     Y       84%      3.5   315     7      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro V              1988   44,545     Y       82%      4.2   308     3      1      Y   Masonry Wall/Tar & Gravel Roof

Atlanta-Metro VI             1986   50,400     Y       81%      3.6   452     7      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro VII            1981   39,010     Y       79%      2.5   328     9      2      Y   Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII           1975   46,791     Y       85%      3.3   438     6      2      Y   Masonry Wall/Tar & Gravel Roof
Augusta I                    1988   52,360     Y       90%      4.0   408    13      1      Y   Steel Bldg./Steel Roof
Macon I                      1989   40,700     Y       90%      3.2   353    14      1      Y   Steel Bldg./Steel Roof
Augusta II                   1987   46,200     Y       87%      3.5   373     4      1      Y   Masonry Wall/Steel Roof
Atlanta-Metro IX             1988   55,826     Y       88%      4.6   408     6      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro X              1988   47,895     Y       95%      6.8   412     9      1      N   Steel Bldg./Steel Roof
Macon II                  1989/94   58,915     Y       81%     14.0   540    11      1      Y   Steel Bldg./Steel Roof
Savannah II                  1988   49,365     Y       95%      2.6   462     8      1      Y   Masonry Wall/Steel Roof
Atlanta-Alpharetta           1994   80,540     Y       66%      5.8   551     8      1&2    Y   Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell     1996   59,450     Y       83%      6.0   451     8      1&2    Y   Steel Bldg./Steel Roof
Atlanta-Doraville            1995   68,465     Y       90%      4.9   636     8      1&2    Y   St&Masonry Bldg/Steel Roof
Ft. Oglethorpe               1989   45,125     Y       83%      3.3   444     6      1      Y   Masonry Wall/Metal Roof
  LOUISIANA
Baton Rouge-Airline          1982   72,120     Y       84%      2.5   412    12      1      Y   Masonry Wall/Metal Roof
Baton Rouge-Airline 2        1985   44,895     Y       90%      2.8   444     9      1      N   Masonry Wall/Steel Roof
Lafayette-Pinhook 1          1980   57,030     Y       76%      3.2   492     7      1      Y   Masonry Wall/Metal Roof
Lafayette-Pinhook 2       1992/94   47,025     Y       80%      2.4   439     2      1      Y   Metal Wall/Metal Roof
Lafayette-Ambassador         1975   33,885     Y       79%      2.0   452     3      1      Y   Masonry Wall/Shingle Roof
Lafayette-Evangeline         1977   35,230     Y       56%      3.1   353     3      1      Y   Masonry Wall/Metal Roof
Lafayette-Guilbeau           1994   63,735     Y       79%      3.4   598     1      1      N   Metal Wall/Metal Roof
  MAINE
Westbrook                    1988   41,000     N       84%      5.9   430     7      1      Y   Metal Wall/Metal Roof
  MARYLAND
Salisbury                    1979   33,560     Y       82%      3.0   416    10      1      N   Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick        1984   21,233     Y       85%      1.9   347     2      3      N   Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg    1988   61,834     Y       93%      2.2   539     2      4      Y   Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover       1990   51,838     Y       93%      3.1   674     8      1      Y   Steel Bldg./Steel Roof
  MASSACHUSETTS
New Bedford                  1982   42,068     Y       97%      3.4   372     7      1      Y   Steel Bldg./Steel Roof
Springfield                  1986   42,100     Y       88%      4.7   318     5      1      N   Masonry Wall/Shingle Roof
Northbridge                  1988   50,410     Y       90%      3.5   356    10      1      N   Metal Wall/Metal Roof
Salem                        1979   53,205     Y       91%      2.0   498     2      2      Y   Steel Wall/Metal Roof
Boston-Metro I               1980   37,875     Y       98%      2.0   401     3      2      Y   Masonry Wall/Tar & Gravel Roof
Boston-Metro II              1986   38,315     Y       96%      3.6   439     8      2      N   Masonry Wall/Tar & Gravel Roof
  MICHIGAN
Grand Rapids                 1976   57,900     Y       94%      5.4   526     9      1      Y   Masonry Wall/Steel Roof
Grand Rapids II              1983   32,300     Y       95%      8.0   296     6      1      N   Masonry & Steel Walls
Kalamazoo                    1978   60,218     Y       87%     11.6   672    14      1      Y   Steel Bldg/Steel & Shingle Roof
Lansing                      1987   45,005     Y       92%      3.8   405     9      1      Y   Steel Bldg/Steel Roof
Holland                      1978   96,448     Y       94%     13.6   730    18      1      Y   Masonry Wall/Steel Roof
Waterford-Highland           1978  136,821     N       88%     16.6 1,696    16      1      Y   Masonry Wall/Metal Roof

  MISSISSIPPI
Jackson I                    1990   41,960     Y       94%      2.0   343     6      1      Y   Masonry/Steel Roof
Jackson II                   1990   38,815     Y       88%      2.1   310     9      1      Y   Masonry/Steel Roof
Jackson III-155              1995   62,048     Y       97%      1.3   426     2      1      N   Metal Wall/Metal Roof
Jackson-N.West               1984   57,175     N       90%      5.2   473    13      1      Y   Masonry Wall/Metal Roof
  NEW HAMPSHIRE
Salem-Policy                 1980   62,775     Y      100%      8.7   546     9      1      Y   Masonry Wall/Metal Roof
  NEW YORK
Middletown                   1988   26,000     Y       96%      2.8   283     4      1      N   Steel Bldg./Steel Roof
Buffalo I                    1981   76,290     Y       94%      5.1   535    10      1      Y   Steel Bldg./Steel Roof
Rochester I                  1981   41,834     Y       64%      2.9   407     5      1      Y   Steel Bldg./Steel Roof
Rochester II                 1980   29,610     Y       90%      3.5   242     9      1      N   Masonry Wall/Shingle Roof
Buffalo II                   1984   54,635     Y       90%      6.2   438    12      1      Y   Steel Bldg./Steel Roof
Syracuse I                   1987   73,320     Y       87%      7.5   767    16      1      N   Steel Bldg./Steel Roof
Syracuse II                  1983   54,650     Y       95%      3.6   424    10      1      Y   Steel Bldg./Shingled Roof
Rochester III                1990   67,865     Y       95%      2.7   462     1      1      N   Masonry Wall/Shingle Roof
Harriman                  1989/95   66,240     Y       85%      6.1   642    10      1      Y   Metal Wall/Metal Roof
  NORTH CAROLINA
Charlotte                    1986   37,815     Y       74%      2.9   333     6      1      Y   Steel Bldg./Steel Roof
Fayetteville                 1980   90,992     Y       64%      6.2 1,021    12      1      Y   Steel Bldg./Steel Roof
Greensboro                   1986   45,230     Y       70%      3.4   422     5      1      Y   Steel Bldg./Mas. Wall/ Steel Roof
Raleigh I                    1985   58,460     Y       79%      5.0   543     8      2      Y   Steel Bldg./Steel Roof
Raleigh II                   1985   33,125     Y       80%      2.5   325     8      1      Y   Steel Bldg./Steel Roof
Charlotte II                 1995   48,830     Y       54%      5.6   477     7      1      Y   Masonry Wall/Steel Roof
Charlotte III                1995   31,320     Y       92%      2.9   336     6      1      Y   Masonry Wall/Steel Roof
Greensboro-Hilltop           1995   32,328     Y       86%      1.0   311     7      1      N   Metal Wall/Metal Roof
Greensboro-StageCoach        1997    9,625     Y       89%      2.5    91     2      1      N   Metal Wall/Metal Roof
Greensboro-High Point        1993   58,420     Y       65%      2.5   518     9      1      N   Steel wall/Metal Roof
Durham-Hillborough        1988/91   67,351     Y       78%      5.0   623     5      1      Y   Metal Wall/Metal Roof
Durham-Cornwallis         1990/96   79,040     Y       73%      4.7   665     9      1      Y   Masonry Wall/Metal Roof
Jacksonville-Center          1995   50,670     Y       68%      5.0   449    11      1      Y   Metal Wall/Metal Roof
Jacksonville-Gum Branch      1989   62,930     Y       83%      5.0   479    14      1      Y   Metal Wall/Metal Roof
Jacksonville-N. Marine       1985   43,540     Y       69%      8.4   413     6      1      Y   Masonry Wall/Shingle Roof
  OHIO
Youngstown                   1980   54,830     Y       84%      5.8   364     5      1      Y   Steel Bldg./Steel Roof
Cleveland-Metro I            1980   48,930     Y       89%      6.4   350     9      1      Y   Steel Bldg./Steel Roof
Cleveland-Metro II           1987   60,890     Y       93%      4.8   453     4      1      Y   Steel Bldg./Steel Roof
Cincinnati                   1988   48,615     Y       96%      2.8   496     7      1      Y   Masonry Wall/Steel Roof
Dayton                       1988   62,602     Y       97%      3.6   615     8      1      Y   Masonry Wall/Steel Roof
Youngstown II                1988   55,750     Y       90%      3.9   499     7      1      Y   Masonry Wall/Steel Roof
Akron                        1990   38,320     Y       89%      3.4   296    12      1      Y   Masonry Wall/Steel Roof
Cleveland III                1986   68,100     Y       78%      3.4   598    12      1      Y   Masonry Wall/Steel Roof
Cleveland IV                 1978   65,810     Y       92%      3.5   597     5      1      Y   Masonry Wall/Steel Roof

Cleveland V                  1979   74,702     Y       92%      3.1   661     9      1&2    Y   Masonry Wall/Rolled Roof
Cleveland VI                 1979   47,165     Y       90%      2.6   377     8      1      Y   Masonry Wall/Concrete Roof
Cleveland VII                1977   70,140     Y       95%      4.3   609    13      1      Y   Masonry Wall/Steel Roof
Cleveland VIII               1970   47,975     Y       92%      5.7   477     6      1      N   Masonry Wall/Steel Roof
Cleveland IX                 1982   54,690     Y       85%      4.4   296     5      1      N   Masonry Wall/Steel Roof
Cleveland 10-Avon            1989   46,700     Y       82%      5.8   369     6      1      N   Metal Wall/Metal Roof
Warren-Elm                   1986   60,230     Y       82%      7.3   498     8      1      Y   Masonry Wall/Metal Roof
Warren-Youngstown            1986   59,107     Y       87%      5.0   548    11      1      N   Masonry Wall/Metal Roof
Batavia                      1988   61,810     N       72%      5.5   547     9      1      N   Metal Wall/Steel Roof
  PENNSYLVANIA
Allentown                    1983   41,700     Y       87%      6.3   342     7      1      Y   Masonry Wall/Shingle Roof
Sharon                       1975   38,270     Y       92%      3.0   313     5      1      Y   Steel Bldg./Steel Roof
Harrisburg I                 1983   48,850     Y       96%      4.1   445     9      1      Y   Masonry Wall/Steel Roof
Harrisburg II                1985   58,845     Y       90%      9.2   292    10      1      Y   Masonry Wall/Steel Roof
Pittsburgh                   1990   57,650     Y       90%      3.4   509     6      1      Y   Steel Bldg./Steel Roof
Pittsburgh II                1983  102,750     Y       76%      4.8   750     4      2      Y   Masonry Wall/Shingled Roof
Harrisburg-Peiffers          1984   63,770     Y       92%      4.1   612     9      1      Y   Masonry Wall/Metal Roof
  RHODE ISLAND
East Greenwich            1984/88   70,955     Y       91%      4.9   672     9      1      Y   Metal Wall/Metal Roof
W. Warwick                1986/94   30,631     Y       89%      2.3   336     4      1      N   Metal Wall/Steel Roof
Providence                   1984   38,670     Y       98%      3.7   388     7      1      Y   Masonry Wall/Tar & Gravel Roof
  SOUTH CAROLINA
Charleston I                 1985   49,714     Y       92%      3.3   412    11      1      Y   Steel Bldg./Mas. Wall/Steel Roof
Columbia I                   1985   47,800     Y       94%      3.3   398     7      1      Y   Steel Bldg./Steel Roof
Columbia II                  1987   58,830     Y       90%      6.0   464     8      1      N   Steel Bldg./Steel Roof
Columbia III                 1989   41,490     Y       76%      3.5   335     5      2      Y   Steel Bldg./Steel Roof
Columbia IV                  1986   57,770     Y       89%      5.6   453     7      1      Y   Steel Bldg./Steel Roof
Spartanburg                  1989   40,450     Y       76%      3.6   350     6      1      Y   Steel Bldg./Steel Roof
Charleston II                1985   40,318     Y       98%      2.2   331    10      1      Y   Masonry Wall/Steel Roof
  TENNESSEE
Chattanooga-Lee Hwy          1987   37,180     Y       88%      3.3   390     6      1      Y   Masonry Wall/Metal Roof
Chattanooga-Hwy 58           1985   35,630     Y       80%      2.4   329     4      1      Y   Masonry Wall/Metal Roof
Hendersonville            1986/97   93,005     Y       70%      5.7   646    16      1      Y   Masonry Wall/Metal Roof
  TEXAS
Arlington I                  1987   45,965     Y       92%      2.3   384     7      1      Y   Masonry Wall/Steel Roof
Arlington II                 1986   67,220     Y       73%      3.8   286    11      1      Y   Masonry Wall/Steel Roof
Ft. Worth                    1986   40,875     Y       92%      2.4   341     3      1      Y   Masonry Wall/Asphalt Roof
San Antonio I                1986   49,920     Y       84%      3.9   486    12      1      Y   Masonry Wall/Steel Roof
San Antonio II               1986   40,170     Y       80%      1.9   285     7      1      Y   Masonry Wall/Steel Roof
San Antonio III              1981   48,782     Y       82%      2.6   495     5      1      Y   Masonry Wall/Steel Roof
Universal                    1985   35,120     Y       94%      2.4   397     8      1      Y   Masonry Wall/Steel Roof
San Antonio IV               1995   44,560     Y       94%      5.4   415    11      1      Y   Steel Bldg/Steel Roof
Houston-Eastex            1993/95   70,030     Y       95%      6.4   563     5      1      Y   Metal Wall/Steel Roof

Houston-Nederland            1995   61,871     Y       95%      6.3   531     1      1      Y   Metal Wall/Steel Roof
Houston-College              1995   35,650     Y       98%      1.8   316     1      1      Y   Metal Wall/Steel Roof
Dallas-Skillman              1975  121,659     Y       81%      5.9 1,107     8      1&2    Y   Masonry Wall/Steel Roof
Dallas-Centennial            1977  103,783     Y       81%      6.7 1,094     8      1&2    N   Masonry Wall/Steel Roof
Dallas-Samuell               1975   79,046     Y       90%      3.8   793     6      1&2    Y   Masonry Wall/Steel Roof
Dallas-Hargrove              1975   71,914     Y       86%      3.1   747     5      1&2    Y   Masonry Wall/Steel Roof
Houston-Antoine              1984   75,720     Y       83%      4.1   671     9      1      Y   Metal Wall/Metal Roof
Katy                         1994   44,030     Y       87%      8.6   438    10      1      Y   Metal Wall/Metal Roof
Humble                       1986   63,589     Y       89%      2.3   601     6      1      Y   Masonry Wall/Metal Roof
Houston-Old Katy             1996   52,800     Y       88%      3.0   490    19      1      Y   Masonry Wall/Shingle Roof
Webster-Hwy 3                1997   54,850     Y       70%      3.3   536     6      1      Y   Masonry Wall/Metal Roof
Carrollton                   1997   51,760     Y       84%      3.2   499     5      1      Y   Masonry Wall/Metal Roof
San Marcos                   1994   61,690     Y       82%      5.0   432    18      1      N   Metal Wall/Metal Roof
Austin-McNeil                1994   72,490     Y       78%      7.0   556    19      1      Y   Metal Wall/Metal Roof
Austin-FM                    1996   60,150     Y       95%      4.9   390     9      1      Y   Metal Wall/Metal Roof
Euless                       1996   93,120     Y       50%      7.5   499     9      1      Y   Metal Wall/Metal Roof
N. Richland Hills            1996   76,545     Y       87%      7.4   549    11      1      Y   Metal Wall/Metal Roof
Katy-Franz                   1993   67,135     Y       82%      7.2   531    10      1      Y   Metal Wall/Metal Roof
Cedar Hill                   1985   53,735     N       93%      3.0   416    16      1      Y   Metal Wall/Metal Roof
  VIRGINIA
Newport News I               1988   50,065     Y       94%      3.2   449     7      1      Y   Steel Bldg./Steel Roof
Alexandria                   1984   76,334     Y       88%      3.2 1,129     4      2      Y   Masonry Wall/Tar & Gravel Roof
Norfolk I                    1984   40,350     Y       85%      2.7   328     7      1      Y   Steel Bldg./Steel Roof
Norfolk II                   1989   45,375     Y       92%      2.1   358     4      1      Y   Masonry Wall/Steel Roof
Richmond                     1987   52,070     Y       89%      2.7   526     5      1      Y   Masonry Wall/Steel Roof
Newport News II           1988/93   63,475     Y       88%      4.7   407     8      1      Y   Steel Bldg./Steel Roof
Lynchburg-Lakeside           1982   47,628     Y       88%      5.3   435    10      1      Y   Masonry Wall/Steel Roof
Lynchburg-Timberlake         1985   44,150     Y       63%      2.3   384                4      1      Y   Masonry Wall/Steel Roof
Lynchburg-Amherst            1987   23,388     Y       89%      1.5   202     3      1      N   Masonry Wall/Metal Roof
Christiansburg            1985/90   38,622     Y       79%      3.2   346     6      1      Y   Masonry Wall/Metal Roof
Chesapeake                1988/95   37,450     Y       85%     12.0   341     7      1      Y   Metal Wall/Steel Roof
Danville                     1988   49,672     Y       79%      3.2   408     8      1      N   Steel Wall/Metal Roof
Chesapeake-Military          1996   58,435     Y       64%      3.0   592     3      1      N   Masonry Wall/Metal Roof
Chesapeake-Volvo             1995   63,250     Y       94%      4.0   533     4      1      N   Masonry Wall/Metal Roof
Virginia Beach-Shell         1991   52,566     Y       75%      2.5   588     5      1      N   Masonry Wall/Metal Roof
Virginia Beach-Central    1993/95   96,693     Y       70%      5.0   934     6      1      N   Masonry Wall/Metal Roof
NorfolK-Naval Base           1975  126,508     Y       84%      5.2 1,272    11      1      N   Masonry Wall/Metal Roof
Lynchburg-Timberlake      1990/96   49,727     Y       84%      5.2   458     7      1      N   Masonry Wall/Metal Roof

Total for all Properties          12,532,748                    961 112,173 1,823

Weighted Average                                       85%

ITEM 3.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery and trial. The Company is vigorously defending the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material, adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for the Units.
As of March 15, 2000, there were 17 holders of record of Units.

     The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

               Quarter Ended            Distributions Per Unit

               March 31, 1997                     .520
               June 30, 1997                      .520
               September 30, 1997                 .540
               December 31, 1997                  .540
               March 31, 1998                     .540
               June 30, 1998                      .540
               September 30, 1998                 .560
               December 31, 1998                  .560

               March 31, 1999                     .560
               June 30, 1999                      .560
               September 30, 1999                 .570
               December 31, 1999                  .570

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

ITEM 6.  SELECTED FINANCIAL DATA

                                  Operating  Partnership                                   Predecessor (a)
                                                                              For Period     For Period
                                                                                from           from
                                   At or for Year Ended December 31,          6/26/95 to     1/1/95 to
(Dollars in thousands,          1999        1998         1997       1996      12/31/95       6/25/95
except per Unit data)        _____________________________________________________________________________
Operating Data:
Total revenues               $  84,256    $ 69,360      $49,354    $33,597    $12,942        $ 9,532
Income before extraordinary
  item                          27,347      25,155       23,763     15,682      6,744            311
Net income                      27,347      24,798       23,763     15,682      6,744            311
Net income per Unit before
  Extraordinary item-basic        1.97        1.94         1.97       1.88       0.91              -
Net income per Unit- Basic        1.97        1.91         1.97       1.88       0.91              -
Net income per Unit- diluted      1.97        1.91         1.96       1.87       0.91              -
Distributions declared
  per Unit                        2.26        2.20         2.12       2.05       1.04              -

Balance Sheet Data:
Investment in storage
  facilities at cost          $556,473    $502,502     $333,036   $220,711   $159,461       $114,008
Total Assets                   529,719     490,124      327,073    235,415    160,437         84,527
Total Debt                     203,253     190,059       39,559          -      5,000         69,102
Total Liabilities              218,281     203,439       50,319      8,131     10,697         71,311

Limited partners' capital
 interest at redemption value   15,888      21,683       14,454      4,435          -              -
Partners' capital              295,550     265,002      262,300    222,849    149,740         13,216

Other Data:
Net cash provided by
  operating activities        $ 40,502     $34,151      $31,159    $20,152     $7,188          $2,003
Net cash used in
  investing activities         (50,836)   (153,367)     (98,765)   (58,760)  (157,965)         (3,340)
Net cash provided by
  financing activities           8,382     119,633       53,486     54,563    151,509             507
Funds from operations
  available to common
  unitholders(b)                37,815      35,762       30,294     19,816      8,036               -

(a) The Operating Partnership began operations on June 26, 1995, and had no historical results of operations before that date. Results of operations prior to June 26, 1995 relate to Sovran Capital, Inc. and the Sovran Partnerships (Company Predecessors).

(b) Funds from operations ("FFO") means income (loss) before extraordinary item(computed in accordance with GAAP) (i) less gain on sale of property, (ii) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs and (iii) significant non-recurring events (unsuccessful debt offering costs in 1998). FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Operating Partnership. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations. Accordingly, FFO is not a substitute for the Operating Partnership's cash flow or net income as a measure of the Operating Partnership liquidity or operating performance or ability to pay distributions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into its existing business and operations; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

                      RESULTS OF OPERATIONS

Year Ended December 31, 1999 compared to Year Ended December 31,
1998

     In 1999, the Operating Partnership recorded rental revenues of $82.4 million, an increase of $14.2 million or 21% when compared to 1998 rental revenues of $68.2 million. Of this, $11.9 million resulted from the acquisition of 18 stores during 1999 and from having the 1998 acquisitions included for a full year of operations. The additional $2.3 million increase resulted from increased revenues at the 156 core properties considered in same store sales. For this core group, revenues increased 3.9%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of
 .4% to 86%. Interest and other income increased to $1.9 million in 1999 from $1.1 million in 1998 due to a $.65 million gain on the sale of a facility.

     Property operating and real estate tax expense increased $4.8 million or 25% during the period. Of this, $3.9 million was incurred by the facilities acquired in 1999 and from having the 1998 acquisitions included for a full year of operations, and $0.9 million additional cost was incurred in the operation of the 156 core properties.

     General and administrative expenses increased $.7 million in 1999. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the start up and marketing costs related to Uncle BoB's Flex-a-Space.

     In 1999, interest expense increased to $13.9 million from $9.6 million as a result of increased borrowings under the line of credit. The credit facility was utilized throughout 1999 to fund the purchase of the 18 stores.

     Depreciation and amortization expense increased to $13.1 million from $10.3 million, primarily as a result of the additional depreciation taken on the $46 million of real estate assets acquired in 1999 and a full year of depreciation on 1998 acquisitions.

     Earnings before interest, depreciation and amortization, and extraordinary loss increased 20.8% from $45.1 million in 1998 to $54.4 million in 1999 as a result of the aforementioned items.

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

Pro Forma Year Ended December 31, 1999 compared to Pro Forma Year
Ended  December 31, 1998

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1999 and 1998, and the Company's preferred stock offering in 1999 had all occurred as of the beginning of 1998.

                                     Year Ended December 31,
(Dollars in thousands)                 1999              1998
_________________________________________________________________
Revenues:
Rental income                        $84,623            $82,024
Interest and other income              1,897              1,340
_________________________________________________________________
Total revenues                        86,520             83,364
_________________________________________________________________
Expenses:
Property operations and
  maintenance                         17,407             16,680
Real estate taxes                      7,521              6,950
General and administrative             5,591              4,940
Interest                              14,667             14,667
Depreciation and amortization         13,523             13,523
_________________________________________________________________
Total expenses                        58,709             56,760
_________________________________________________________________
Income before extraordinary item    $ 27,811           $ 26,604
Extraordinary loss on extinguishment
  of debt                                  -               (357)
_________________________________________________________________
Net income                          $ 27,811           $ 26,247

Preferred unit distribution           (2,955)            (2,955)
_________________________________________________________________
Net income available to
  common unitholders                $ 24,856           $ 23,292
                                    ===========================

     Rental revenue of $84.6 million in 1999 increased by 3.2% over 1998's revenues of $82.0 million, primarily as a result of rate increases at the stores.

     Operating expenses and real estate taxes in 1999 were $24.9 million, as compared to $23.6 million in 1998, an increase of 5.5%. While cost efficiencies were enjoyed regarding insurance and yellow-page advertising, these savings were offset by the Operating Partnership's paying higher wages to attract professional managers, and increased property taxes.

     General and administrative costs were determined by the Operating Partnership's historical costs incurred in the management of 222 properties.

     Interest expense in both years was determined by applying the 1999 year-end rate and the applicable non-usage fee associated with the Operating Partnership's $150 million credit facility and $75 million term note.

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


                 LIQUIDITY AND CAPITAL RESOURCES
    Capital Resources, Unsecured Line of Credit and Term Note

     The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $123 million was drawn at December 31, 1999. The facility matures February
2001 and bears interest at LIBOR plus 1.25%.

     In addition to the credit facility, the Operating
Partnership has an unsecured term note due December 2000, that bears interest at LIBOR plus 1.50%. The credit facility and term note currently have investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

     In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the credit facility. The Series B Preferred Stock is currently rated by Standard and Poors (BB+), Moodys (Ba2) and Duff and Phelps (BB+).

     In 1998 and 1999, there has been a net outflow of capital from the REIT sector, which has depressed prices of common shares of most REIT's, including the Company's. Accordingly, management does not feel it appropriate to issue equity in the form of common shares or Operating Partnership Units, because to do so would be dilutive to existing shareholders. The Operating Partnership expects to fund its maturing obligations and its future growth through a renewal of its line of credit, issuance of 5-10 year notes of either a secured or unsecured (or combination of both) nature, issuance of preferred stock and private placement solicitation of public pension funds and other sources of capital.

     The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and acquisitions for the year 2000.

     In 1999, the Company continued its common stock repurchase program authorized by the Board of Directors by acquiring 300,500 shares for $6.5 million. At December 31, 1999, the total shares repurchased by the Company was 376,200 at a total cost of $8.4 million.

                    Acquisition of Properties

     During 1999 the Operating Partnership used borrowings pursuant to the line of credit to acquire 18 properties comprising .9 million square feet from unaffiliated storage operators. These properties are located in existing markets in Florida, Louisiana, Rhode Island, and Texas. The Operating Partnership also entered two new states, Arizona and Maine during 1999. In 1998, fifty facilities totaling 3.2 million square feet were acquired. At December 31, 1999, a total of 222 facilities and 12.5 million square feet of net rentable storage space was owned and operated by the Operating Partnership in 21 states.

            Future Acquisition and Development Plans

     The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     At December 31, 1999, the Operating Partnership had contracts totaling of $11.2 million to acquire additional properties in New York, Massachusetts and Texas.

     The Operating Partnership will continue to pursue the acquisition of quality self-storage properties in markets where it already operates, and in strategic new markets where a substantial property base can be quickly established.

     The Operating Partnership also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Distribution Requirements of the Company and Impact on the Operating Partnership

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2000 may be applied toward the Company's 1999 distribution requirement. The Company's source of funds for such distributions are solely and directly from the Operating Partnership.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1999, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

                       INTEREST RATE RISK

     As of December 31, 1999, the Operating Partnership has one outstanding interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Operating Partnership the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Operating Partnership must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     Based upon the Operating Partnership's indebtedness at December 31, 1999, and taking the interest rate collar agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.9 million.

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


                       IMPACT OF YEAR 2000

     The Operating Partnership employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Operating Partnership from third parties and therefore there is no internally generated programming code. The Operating Partnership's critical applications relating to financial reporting, property management and asset control were updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements at a cost of less than $50,000.


UNITHOLDER INFORMATION

CORPORATE HEADQUARTERS
6467 Main Street
Williamsville, New York 14221
716-633-1850

SOVRAN'S WEBSITE
http://www.sovranss.com
http://www.unclebobsselfstorage.com

FORM 10-K REPORT
A copy of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities
Exchange Commission, will be furnished to unitholders without charge upon written request.
Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Andrew J. Gregoire, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The information required is included in Item 7 under the heading Interest Rate Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets - Sovran Acquisition Limited Partnership

                                             December 31,
 (Dollars in thousands)                    1999        1998
Assets
Investment in storage facilities:
     Land                               $111,833    $102,864
     Building and equipment              444,640     399,638
                                        ________    ________
                                         556,473     502,502
     Less accumulated depreciation       (33,453)    (21,339)
                                        ________     _______
Investments in storage facilities, net   523,020     481,163
Cash and cash equivalents                  1,032       2,984
Accounts receivable                        1,796       1,699
Prepaid expenses and other assets          3,871       4,278
                                        ________     _______
Total Assets                            $529,719    $490,124
                                        ========     =======
Liabilities
Line of credit                          $123,000    $112,000
Term note                                 75,000      75,000
Accounts payable and accrued
   liabilities                             4,210       3,059
Deferred revenue                           3,322       2,943
Accrued distributions                      7,496       7,378
Mortgage payable                           5,253       3,059
                                         _______     _______
Total Liabilities                        218,281     203,439

Limited partners' capital interest (853,037
     and 863,037 units, respectively), at
     redemption value (Note 1)            15,888      21,683

Partners' Capital
General partner (219,567 and
     units issued and outstanding,
     in 1999 and 1998)                     5,283       5,284
Limited partner (12,079,596 and
     12,093,189 units issued and
     outstanding, respectively)          260,267     259,718
Preferred Partners (1,200,000 Series B
  Preferred Units, at $25 liquidation
  preference)                             30,000           -
                                         _______     _______
Total partners' capital                  295,550     265,002
                                         _______     _______
Total liabilities and
     partners' capital                  $529,719    $490,124
                                         =======     =======
(See notes to financial statements.)

Sovran Acquisition Limited Partnership
Statements of Operations

                                       Operating Partnership
                               __________________________________________
                               Year Ended     Year Ended    Year Ended
Dollars in thousands,          December 31,  December 31,   December 31,
except per unit data)             1999           1998           1997
Revenues:
Rental income                    $82,387        $68,231        $48,584
Interest and other income          1,869          1,129            770
                                 _______        _______        _______
Total revenues                    84,256         69,360         49,354

Expenses:
Property operations and
  maintenance                     17,035         13,793          9,708
Real estate taxes                  7,238          5,659          3,955
General and administrative         5,571          4,849          2,757
Interest                          13,927          9,601          2,166
Depreciation and
  amortization                    13,138         10,303          7,005
                                 _______        _______        _______
Total expenses                    56,909         44,205         25,591
                                 _______        _______        _______
Income before
  extraordinary item              27,347         25,155         23,763
Extraordinary loss on
  extinguishment of debt               -           (357)             -
                                 _______        _______        _______
Net income                       $27,347        $24,798        $23,763

Distributions to preferred
  unitholders                     (1,239)             -              -
                                 _______        _______        _______
Net income available to
  common unitholders             $26,108        $24,798        $23,763
                                 =======        =======        =======
Earnings per unit
  before extraordinary
  item-basic                     $  1.97        $  1.94        $  1.97

Extraordinary loss               $     -        $ (0.03)       $     -

Earnings per unit-basic          $  1.97        $  1.91        $  1.97

Earnings per unit-diluted        $  1.97        $  1.91        $  1.96

Distributions declared
  per unit                       $  2.26        $  2.20        $  2.12



(See notes to financial statements.)


Sovran Acquisition Limited Partnership
Statements of Partners' Capital

                               Sovran          Sovran Self                     Total
                            Holdings, Inc.     Storage Inc.      Preferred     Partners'    Limited Partners'
(Dollars in thousands)      General Partner    Limited Partner   Partners      Capital      Capital Interest
_____________________________________________________________________________________________________________
Balance January 1, 1997       $  2,523            $ 220,326      $       -     $ 222,849      $   4,435

Proceeds from issuance of
  common stock                   2,796               39,148              -        41,944              -
Issuance of redeemable units
  for acquisition of storage
  facilities                         -                    -              -             -          9,240
Exercise of stock options            -                  328              -           328              -
Earned portion of restricted
  stock                              -                   13              -            13              -
Net income                         366               22,753              -        23,119            644
Distributions                     (413)             (24,708)             -       (25,121)          (697)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date            (15)                (817)             -          (832)           832
                              _________________________________________________________________________
Balance December 31, 1997        5,257              257,043              -       262,300         14,454
Proceeds from issuance of
  common stock                       -                  538              -           538              -
Issuance of redeemable units
  for acquisition of storage
  facilities                         -                    -              -             -         11,367
Issuance of common stock for
  acquisition of storage
  facilities                         -                3,336              -         3,336              -
Exercise of stock options            -                  362              -           362              -
Earned portion of restricted
  stock                              -                   36              -            36              -
Purchase of treasury shares          -               (1,990)             -        (1,990)             -
Net income                         443               23,097              -        23,540          1,258
Distributions                     (483)             (26,585)             -       (27,068)        (1,448)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date             67                3,881              -         3,948         (3,948)
                              __________________________________________________________________________
Balance December 31, 1998        5,284              259,718              -       265,002         21,683

Proceeds from issuance of
  common stock                       -                6,435              -         6,435              -
Redemption of Partnership Units      -                    -              -             -           (261)
Issuance of 9.85% Series B
  Preferred Units                    -               (1,415)        30,000        28,585              -
Exercise of stock options            -                  169              -           169              -
Earned portion of restricted stock   -                  102              -           102              -
Purchase of treasury shares          -               (6,454)             -        (6,454)             -
Deferred compensation                -                   22              -            22              -
Net income                         427               25,158              -        25,585          1,762
Distributions                     (517)             (28,736)             -       (29,253)        (1,939)
Adjustment to reflect limited
  partners' redeemable capital
  at balance sheet date             89                5,268              -         5,357         (5,357)
                              __________________________________________________________________________
Balance December 31, 1999       $5,283             $260,267        $30,000      $295,550        $15,888
                              ==========================================================================


See notes to financial statements.


Sovran Acquisition Limited Partnership
Statements of Cash Flows of the Operating Partnership

                                                         Year Ended December 31,
(dollars in thousands)                                1999        1998         1997
Operating Activities
Net income                                            $27,347     $24,798      $23,763
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Extraordinary loss                                          -         357            -
Depreciation and amortization                          13,138      10,303        7,005
Gain on sale of real estate                              (652)          -            -
Restricted stock earned                                   102          36           13
Changes in assets and liabilities:
Accounts receivable                                      (873)       (812)        (162)
Prepaid expenses and other assets                         374      (1,051)        (283)
Accounts payable and other liabilities                    988         483          894
Deferred revenue                                           78          37          (71)
                                                  _____________________________________
Net cash provided by operating activities              40,502      34,151       31,159

Investing Activities
Proceeds from sale of real estate                       2,302           -            -
Additions to storage facilities                       (53,090)   (153,367)     (98,970)
Other assets                                              (48)          -          205
                                                  ____________________________________
Net cash used in investing activities                 (50,836)   (153,367)     (98,765)

Financing Activities
Net proceeds from sale of common stock                  6,604         900       42,273
Net proceeds from sale of preferred stock              28,585           -            -
Proceeds from line of credit                           11,000      76,000       36,000
Proceeds from term note                                     -      75,000            -
Financing costs                                             -      (1,824)           -
Distributions paid                                    (31,074)    (27,953)     (24,787)
Purchase of treasury stock                             (6,454)     (1,990)           -
Redemption of partner units                              (261)          -            -
Mortgage principal payments                               (18)       (500)           -
                                                  ____________________________________


Net cash provided by financing activities               8,382     119,633       53,486
                                                  ____________________________________
Net (decrease) increase in cash                        (1,952)        417      (14,120)
Cash at beginning of period                             2,984       2,567       16,687
                                                  ____________________________________
Cash at end of period                                $  1,032    $  2,984      $ 2,567
                                                  ====================================
Supplemental cash flow information
Cash paid for interest                               $ 13,966    $  9,024      $ 2,238
Storage facilities acquired through issuance
  of Operating Partnership Units and Common Stock           -      14,703        9,240
Storage facilities acquired through
  assumption of mortgage                                2,212           -        3,559
Fair value of net liabilities assumed on the
  acquisition of storage facilities                       463       1,458        4,144


Distributions declared but unpaid at December 31, 1999, 1998 and 1997 were $7,496, $7,378, and
$6,816, respectively.



See notes to financial statements.




NOTES TO FINANCIAL STATEMENTS
   Sovran Acquisition Limited Partnership - December 31, 1999

                         1. ORGANIZATION

     Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. Since its formation the Operating Partnership has purchased a total of 149 (eighteen in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in
1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at December 31, 1999 to 222 properties in 21 states.

     As of December 31, 1999, the Company was a 93.55% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

Interest and Other Income: Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies) and commissions from truck rentals. In 1999, the other income also includes a $652 gain on the sale of a facility in Tennessee.

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

     Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 1999 and 1998, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1999, consist primarily of loan acquisition costs of approximately $1,845, net of accumulated amortization of approximately $1,023; and covenants not to compete of $785, net of accumulated amortization of $643. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $879, $541 and $794 for the periods ended December 31, 1999, 1998 and 1997, respectively.

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

                         Year Ended     Year Ended     Year Ended
(Amounts in thousands,   December 31,   December 31,   December 31,
except per unit data)       1999           1998           1997
___________________________________________________________________
Numerator:
  Net Income available
  to common unitholders  $  26,108       $  24,798     $  23,763
___________________________________________________________________
Denominator:
  Denominator for basic
  earnings per unit -
  weighted average units    13,267          12,948        12,090
___________________________________________________________________
Effect of Dilutive Securities:
  Options for Company stock      3              38            62
  Denominator for diluted
  earnings per unit -
  adjusted weighted -
  average units and
  assumed conversion        13,270          12,986        12,152
__________________________________________________________________
Basic Earnings per
  Common Unit             $   1.97        $   1.91      $   1.97

Diluted Earnings
  per Common Unit         $   1.97        $   1.91      $   1.96
__________________________________________________________________

              4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 1999 and December 31, 1998

(Dollars in Thousands)                   1999          1998
________________________________________________________________
Cost:
  Beginning balance                   $ 502,502      $ 333,036
  Property acquisitions                  45,811        157,080
  Improvements and equipment additions    9,959         12,940
  Dispositions                           (1,799)          (554)
________________________________________________________________
Ending balance                        $ 556,473      $ 502,502
________________________________________________________________
Accumulated Depreciation:
  Beginning balance                   $  21,339      $  11,639
  Additions during the year              12,259          9,762
  Dispositions                             (145)           (62)
________________________________________________________________
Ending balance                        $  33,453      $  21,339
________________________________________________________________


            5. UNSECURED LINE OF CREDIT AND TERM NOTE

     The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The average interest rate at December 31, 1999 on the line of credit was approximately 7.1%, 6.6% at December 31, 1998. At December 31, 1999, there was $27 million available on the line.

     In 1998 the Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $357,000 representing the unamortized financing costs of a former revolving credit facility and related costs.

     In December 1998, the Operating Partnership entered into a
$75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50% (approximately 7.35% at December 31, 1999).

     As of December 31, 1999, the Operating Partnership has one outstanding interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Operating Partnership the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Operating Partnership must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

         6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1999 and 1998, and the preferred stock offering of the Company in 1999 had all occurred as of the beginning of 1998.

(Dollars in thousands, except         Year ended December 31,
unit data)                                1999         1998
_________________________________________________________________
Total revenues                          $ 86,520    $ 83,364
_________________________________________________________________
Total expenses                           (58,709)    (56,760)
_________________________________________________________________
Income before extraordinary loss        $ 27,811    $ 26,604
_________________________________________________________________
Net Income                              $ 27,811    $ 26,247
_________________________________________________________________
Net Income available to common
  Unitholders                           $ 24,856    $ 23,292
_________________________________________________________________
Earnings per common unit before
  extraordinary loss - basic            $   1.89    $   1.80
_________________________________________________________________
Earnings per common unit - basic        $   1.89    $   1.77
_________________________________________________________________
Earnings per common unit - diluted      $   1.89    $   1.77
_________________________________________________________________
Units used in basic earnings
  per common unit calculation         13,152,200  13,152,200
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

                        7. STOCK OPTIONS

     The Operating Partnership continues to account for Company stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the number of stock options granted is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per unit under the new method. The Operating Partnership will issue a Unit to the Company for each common share of the Company issued under the following plans.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 1999, options for 383,550 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances is 900,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 2,500 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 1999, options for 49,500 shares were outstanding under the Non-employee Plan.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.0% for 1999 and 5.5% for 1998, dividend yield of 10% for 1999 and 8% for 1998, volatility factor of the expected market price of the Company's common stock of .21 for 1999 and .19 for 1998.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Operating Partnership's pro forma information for the year ended December 31, 1999, 1998 and 1997 follows (in thousands, except for earnings per unit information).

                                1999         1998        1997
_________________________________________________________________

Pro forma net income
  available to
  common unitholders        $   26,001    $  24,640   $ 23,620
Pro forma earnings per share:
  Basic                     $     1.96    $    1.90   $   1.95
  Diluted                   $     1.96    $    1.90   $   1.94

     The Company has also issued 18,400 shares of restricted stock to employees which vest over a four and five year periods.
The fair value of the restricted stock on the date of grant ranged from $24.22 to $29.19.

A summary of the Company's stock option activity and related information for the years ended
December 31 follows:
                            1999                       1998                        1997
                              Weighted average           Weighted average           Weighted average
                     Options  exercise price    Options  exercise price    Options  exercise price
Outstanding at
beginning of year:   387,600     $25.99         295,250      $25.36        293,500     $23.97

Granted               58,200      27.18         110,350       27.91         34,000      29.93
Exercised             (6,750)     23.00         (15,750)      23.00        (14,250)     23.00
Forfeited             (6,000)     30.62          (2,250)      23.00        (18,000)     24.53
____________________________________________________________________________________________________
Outstanding at end
of year              433,050     $25.32         387,600      $25.99        295,250    $ 25.36
____________________________________________________________________________________________________
Exercisable at end
of year              305,910     $24.27         208,500      $24.19        146,750    $ 25.12
____________________________________________________________________________________________________

Exercise prices for options outstanding as of December 31, 1999 ranged from $23.00 to $29.66. The weighted average remaining contractual life of those options is 6.8 years.


                       8. RETIREMENT PLAN

     Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Operating Partnership was approximately $56,000 and $53,000 for the year ended December 31, 1999 and 1998, respectively.


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

                      10.  PREFERRED STOCK

     On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until on or after July 30, 2004, after which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payble quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

     Holders of the Series B Preferred Stock generally have no voting rights. However, if the Company does not pay dividends on the Sries B shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until all Series B dividends are paid.


     11. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1999 and 1998 (dollars in thousands, except per unit data)

                                               1999 Quarter Ended
                                  _________________________________________
                                  March 31   June 30  Sept. 30   Dec. 31
                                  _________________________________________

Revenues                           $19,451   $20,605  $22,570    $21,630
Net income                         $ 6,263   $ 6,595  $ 8,177    $ 6,312
Net income available to
  common unitholders               $ 6,263   $ 6,595  $ 7,676    $ 5,574
Net income per common unitholders
  Basic                            $  0.47   $  0.50  $  0.57    $  0.43
  Diluted                          $  0.47   $  0.50  $  0.57    $  0.43


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


                12. COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 1999, the Operating Partnership had entered into contracts for the purchase of four facilities.
Three of these facilities were acquired in February and March, 2000 for a total cost of $7,917,000.

                      13. LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery and trial. The Company is vigorously defending the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Operating Partnership believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Operating Partnership does not believe that the lawsuit will have a material, adverse effect upon the Operating Partnership.


             14. INTERNAL PROPERTY ACQUISITION COSTS

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

Report of Independent Auditors



The Board of Directors and Partners
Sovran Acquisition Limited Partnership:

     We have audited the accompanying balance sheets of Sovran Acquisition Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Acquisition Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovran Acquisition Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP
Buffalo, New York
January 26, 2000

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

     The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 24, 2000.

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

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 24, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

     The Company beneficially owns 12,299,163 Units which constitute 93.55% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating
Partnership.

     The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 24, 2000.


RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

     -    On January 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $1,255,390 to the Operating Partnership in exchange for 52,819 Units.

     - On February 22, 1999, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $311,360 to the Operating Partnership in exchange for 13,161 Units.

     -    On March 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $9,453 to the Operating
          Partnership in exchange for 399 Units.

     -    On April 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $1,209,847 to the Operating Partnership in exchange for 52,222 Units.

     -    On May 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $25,359 to the Operating
          Partnership in exchange for 999 Units.

     -    On June 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $45,915 to the Operating
          Partnership in exchange for 1,809 Units.

     -    On June 24, 1999, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Operating
          Partnership issued 4,500 Units to the Company.

     -    On June 28, 1999, the Operating Partnership redeemed
          10,000 Units from Storage 17, Inc.

     -    On July 1, 1999, in connection with the Sovran Self
          Storage, Inc. 1995 Award and Option Plan, the Operating
          Partnership issued 2,250 Units to the Company.

     -    On July 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $1,596,857 to the Operating Partnership in exchange for 64,413 Units.

     -    On August 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $1,200,701 to the Operating Partnership in exchange for 53,061 Units.

     -    On September 2, 1999, in connection with the Sovran
          Self Storage, Inc. 1995 Award and Option Plan, the
          Operating Partnership issued 1,000 Units to the
          Company.

     - On September 22, 1999, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $35,606 to the Operating Partnership in exchange for 1,543 Units.

     -    On October 22, 1999, in connection with the Sovran Self
          Storage, Inc. Dividend Reinvestment and Stock Purchase
          Plan, the Company transferred $737,908 to the Operating
          Partnership in exchange for 36,119 Units.

     - On November 22, 1999, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $38,360 to the Operating Partnership in exchange for 1,917 Units.

     - On December 22, 1999, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $12,551 to the Operating Partnership in exchange for 695 Units.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Documents filed as part of this Annual Report on Form
          10-K:

1. Financial Statements filed as part of this Annual Report on Form 10-K.
     (i)  Balance Sheets for Years Ended December 31, 1999 and
          1998.
    (ii) Statements of Operations for Years Ended December 31, 1999, 1998, and 1997.
   (iii) Statements of Partners' Capital of the for Years Ended December 31, 1999, 1998, and 1997.
    (iv) Statements of Cash Flows for Years Ended December 31, 1999, 1998, and 1997.

     (v)  Selected Financial Data.

     (vi) Notes to Financial Statements.

    (vii) Report of Independent Auditors.

2. The following financial statement schedule as of the period ended December 31, 1999 is included in this Annual Report on From 10-K.

     Schedule III Real Estate and Accumulated Depreciation.


     All other financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or the notes thereto.

                                              Sovran Acquisition Limited Partnership

                                                           Schedule III
                                         Combined Real Estate and Accumulated Depreciation
                                                          (in thousands)
                                                         December 31, 1999
                                                     Cost
                                                  Capitalized
                           Initial               Subsequent to     Gross Amount at Which
                       Cost to Company           Acquisition     Carried at Close of Period
                  ___________________________    _____________  ____________________________
                                 Building,         Building,            Building
                                 Equipment         Equipment            Equipment
                                   and             and Land               and                 Accumulated
Description           ST   Land Improvements      Improvements   Land  Improvements   Total  Depreciation    Acquired
Boston-Metro I       MA $  363  $  1,679         $   123      $   363 $ 1,802      $  2,165   $  209        6/26/95
Boston-Metro II      MA    680     1,616             101          680   1,717         2,397      197        6/26/95
E. Providence        RI    345     1,268              97          345   1,365         1,710      160        6/26/95
Charleston I         SC    416     1,516             114          416   1,630         2,046      198        6/26/95
Lakeland I           FL    397     1,424              51          397   1,475         1,872      177        6/26/95
Charlotte            NC    308     1,102             128          308   1,230         1,538      134        6/26/95
Tallahassee I        FL    770     2,734           1,205          770   3,939         4,709      354        6/26/95
Youngstown           OH    239     1,110             164          239   1,274         1,513      155        6/26/95
Cleveland-Metro I    OH    179       836             201          179   1,037         1,216      113        6/26/95
Cleveland-Metro II   OH    701     1,659              93          701   1,752         2,453      208        6/26/95
Tallahassee II       FL    204       734             167          204     901         1,105      102        6/26/95
Pt. St. Lucie        FL    395     1,501             176          395   1,677         2,072      214        6/26/95
Deltona              FL    483     1,752             290          483   2,042         2,525      228        6/26/95
Middletown           NY    224       808             153          224     961         1,185      108        6/26/95
Buffalo I            NY    423     1,531             740          497   2,197         2,694      231        6/26/95
Rochester I          NY    395     1,404              47          395   1,451         1,846      163        6/26/95
Salisbury            MD    164       760             204          164     964         1,128       99        6/26/95
New Bedford          MA    367     1,325             197          367   1,522         1,889      167        6/26/95
Fayetteville         NC    853     3,057             102          853   3,159         4,012      359        6/26/95
Allentown            PA    199       921             766          203   1,683         1,886      129        6/26/95
Jacksonville I       FL    152       728             181          152     909         1,061      116        6/26/95
Columbia I           SC    268     1,248              37          268   1,285         1,553      150        6/26/95
Rochester II         NY    230       847             109          234     952         1,186      112        6/26/95
Savannah I           GA    463     1,684             148          463   1,832         2,295      213        6/26/95
Greensboro           NC    444     1,613             137          444   1,750         2,194      200        6/26/95
Raleigh I            NC    649     2,329             123          649   2,452         3,101      277        6/26/95

New Haven            CT    387     1,402             316          387   1,718         2,105      173        6/26/95
Atlanta-Metro I      GA    844     2,021             245          844   2,266         3,110      254        6/26/95
Atlanta-Metro II     GA    302     1,103              98          303   1,200         1,503      149        6/26/95
Buffalo II           NY    315       745             118          315     863         1,178      103        6/26/95
Raleigh II           NC    321     1,150             167          321   1,317         1,638      149        6/26/95
Columbia II          SC    361     1,331              93          374   1,411         1,785      172        6/26/95
Columbia III         SC    189       719             124          189     843         1,032      107        6/26/95
Columbia IV          SC    488     1,188             135          488   1,323         1,811      162        6/26/95
Atlanta-Metro III    GA    430     1,579             111          430   1,690         2,120      208        6/26/95
Orlando I            FL    513     1,930             152          513   2,082         2,595      256        6/26/95
Spartanburg          SC    331     1,209              39          331   1,248         1,579      148        6/26/95
Sharon               PA    194       912             213          194   1,125         1,319      128        6/26/95
Ft. Lauderdale       FL  1,503     3,619             176        1,503   3,795         5,298      453        6/26/95
West Palm I          FL    398     1,035              57          398   1,092         1,490      148        6/26/95
Atlanta-Metro IV     GA    423     1,015             138          423   1,153         1,576      135        6/26/95
Atlanta-Metro V      GA    483     1,166             105          483   1,271         1,754      152        6/26/95
Atlanta-Metro VI     GA    308     1,116             185          308   1,301         1,609      163        6/26/95
Atlanta-Metro VII    GA    170       786             111          174     893         1,067      113        6/26/95
Atlanta-Metro VIII   GA    413       999             242          413   1,241         1,654      146        6/26/95
Baltimore I          MD    154       555             109          154     664           818       79        6/26/95
Baltimore II         MD    479     1,742             436          479   2,178         2,657      226        6/26/95
Augusta I            GA    357     1,296              91          357   1,387         1,744      159        6/26/95
Macon I              GA    231     1,081              73          231   1,154         1,385      139        6/26/95
Melbourne I          FL    883     2,104           1,128          883   3,232         4,115      299        6/26/95
Newport News         VA    316     1,471             171          316   1,642         1,958      194        6/26/95
Pensacola I          FL    632     2,962             179          651   3,122         3,773      373        6/26/95
Augusta II           GA    315     1,139             142          315   1,281         1,596      147        6/26/95
Hartford-Metro I     CT    715     1,695             172          715   1,867         2,582      206        6/26/95
Atlanta-Metro IX     GA    304     1,118             200          304   1,318         1,622      152        6/26/95
Alexandria           VA  1,375     3,220              83        1,375   3,303         4,678      372        6/26/95
Pensacola II         FL    244       901             115          244   1,016         1,260      140        6/26/95
Melbourne II         FL    834     2,066             107          834   2,173         3,007      289        6/26/95
Hartford-Metro II    CT    234       861              55          234     916         1,150      106        6/26/95
Atlanta-Metro X      GA    256     1,244              72          256   1,316         1,572      164        6/26/95
Norfolk I            VA    313     1,462             189          313   1,651         1,964      176        6/26/95
Norfolk II           VA    278     1,004             143          278   1,147         1,425      145        6/26/95
Birmingham I         AL    307     1,415              50          307   1,465         1,772      169        6/26/95
Birmingham II        AL    730     1,725              81          730   1,806         2,536      208        6/26/95
Montgomery I         AL    863     2,041             121          863   2,162         3,025      252        6/26/95
Jacksonville II      FL    326     1,515             119          326   1,634         1,960      191        6/26/95
Pensacola III        FL    369     1,358             220          369   1,578         1,947      196        6/26/95
Pensacola IV         FL    244     1,128             103          244   1,231         1,475      156        6/26/95
Pensacola V          FL    226     1,046             197          226   1,243         1,469      155        6/26/95


Tampa I              FL  1,088     2,597             239        1,088   2,836         3,924      339        6/26/95
Tampa II             FL    526     1,958             210          526   2,168         2,694      284        6/26/95
Tampa III            FL    672     2,439             208          672   2,647         3,319      317        6/26/95
Jackson I            MS    343     1,580             153          343   1,733         2,076      207        6/26/95
Jackson II           MS    209       964             235          209   1,199         1,408      133        6/26/95
Richmond             VA    443     1,602             145          443   1,747         2,190      209        8/25/95
Orlando II           FL  1,161     2,755             195        1,162   2,949         4,111      335        9/29/95
Birmingham III       AL    424     1,506             219          424   1,725         2,149      185        1/16/96
Macon II             GA    431     1,567              58          431   1,625         2,056      172        12/1/95
Harrisburg I         PA    360     1,641             159          360   1,800         2,160      197       12/29/95
Harrisburg II        PA    627     2,224             183          636   2,398         3,034      255       12/29/95
Syracuse I           NY    470     1,712             120          472   1,830         2,302      191       12/27/95
Ft. Myers            FL    205       912              76          206     987         1,193      143       12/28/95
Ft. Myers II         FL    412     1,703             195          413   1,897         2,310      258       12/28/95
Newport News II      VA    442     1,592              65          442   1,657         2,099      170         1/5/96
Montgomery II        AL    353     1,299              64          353   1,363         1,716      150        1/23/96
Charleston II        SC    237       858             128          232     991         1,223      100         3/1/96
Tampa IV             FL    766     1,800             150          766   1,950         2,716      182        3/28/96
Arlington I          TX    442     1,767              84          442   1,851         2,293      174        3/29/96
Arlington II         TX    408     1,662             171          408   1,833         2,241      201        3/29/96
Ft. Worth            TX    328     1,324              76          328   1,400         1,728      134        3/29/96
San Antonio I        TX    436     1,759             140          436   1,899         2,335      186        3/29/96
San Antonio II       TX    289     1,161             126          289   1,287         1,576      127        3/29/96
Syracuse II          NY    481     1,559             311          495   1,856         2,351      166         6/5/96
Montgomery III       AL    279     1,014             120          279   1,134         1,413      110        5/21/96
West Palm II         FL    345     1,262              78          345   1,340         1,685      131        5/29/96
Ft. Myers III        FL    229       884              57          229     941         1,170       93        5/29/96
Pittsburgh           PA    545     1,940              75          545   2,015         2,560      182        6/19/96
Lakeland II          FL    359     1,287             735          359   2,022         2,381      143        6/26/96
Springfield          MA    251       917             371          297   1,242         1,539      127        6/28/96
Ft. Myers IV         FL    344     1,254             125          344   1,379         1,723      129        6/28/96
Cincinnati           OH    557     1,988              51          557   2,039         2,596      178        7/23/96
Dayton               OH    667     2,379              51          667   2,430         3,097      211        7/23/96
Baltimore III        MD    777     2,770              50          777   2,820         3,597      246        7/26/96
Jacksonville III     FL    568     2,028             553          568   2,581         3,149      206        8/23/96
Jacksonville IV      FL    436     1,635              91          436   1,726         2,162      172        8/26/96
Pittsburgh II        PA    627     2,257             562          631   2,815         3,446      220        8/28/96
Jacksonville V       FL    535     2,033              75          538   2,105         2,643      210        8/30/96
Charlotte II         NC    487     1,754              24          487   1,778         2,265      150        9/16/96
Charlotte III        NC    315     1,131              30          315   1,161         1,476       98        9/16/96
Orlando III          FL    314     1,113             291          314   1,404         1,718      115       10/30/96
Rochester III        NY    704     2,496              70          708   2,562         3,270      191       12/20/96
Youngstown II        OH    600     2,142              66          600   2,208         2,808      168        1/10/97

Akron                OH    413     1,478              29          413   1,507         1,920      115        1/10/97
Cleveland III        OH    751     2,676             289          751   2,965         3,716      222        1/10/97
Cleveland IV         OH    725     2,586             305          725   2,891         3,616      228        1/10/97
Cleveland V          OH    637     2,918             410          637   3,328         3,965      250        1/10/97
Cleveland VI         OH    495     1,781             275          495   2,056         2,551      156        1/10/97
Cleveland VII        OH    761     2,714             394          761   3,108         3,869      246        1/10/97
Cleveland VIII       OH    418     1,921             528          418   2,449         2,867      194        1/10/97
Cleveland IX         OH    606     2,164             101          606   2,265         2,871      173        1/10/97
Grand Rapids I       MI    455     1,631              31          455   1,662         2,117      124        1/17/97
Grand Rapids II      MI    219       790             103          219     893         1,112       79        1/17/97
Kalamazoo            MI    516     1,845             102          516   1,947         2,463      143        1/17/97
Lansing              MI    327     1,332               7          327   1,339         1,666       99        1/17/97
Holland              MI    451     1,830             319          451   2,149         2,600      175        1/17/97
San Antonio III      TX    474     1,686             113          474   1,799         2,273      134        1/30/97
Universal            TX    346     1,236              56          346   1,292         1,638       98        1/30/97
San Antonio IV       TX    432     1,560              61          432   1,621         2,053      127        1/30/97
Houston-Eastex       TX    634     2,565              39          634   2,604         3,238      184        3/26/97
Houston-Nederland    TX    566     2,279              63          566   2,342         2,908      165        3/26/97
Houston-College      TX    293     1,357              66          293   1,423         1,716      101        3/26/97
Lynchburg-Lakeside   VA    335     1,342             107          335   1,449         1,784      120        3/31/97
Lynchburg-Timberlake VA    328     1,315             175          328   1,490         1,818      114        3/31/97
Lynchburg-Amherst    VA    155       710             111          152     824           976       67        3/31/97
Christiansburg       VA    245     1,120              80          245   1,200         1,445       82        3/31/97
Chesapeake           VA    260     1,043             154          260   1,197         1,457       81        3/31/97
Danville             VA    326     1,488              25          326   1,513         1,839      106        3/31/97
Orlando-W 25th St    FL    289     1,160              58          289   1,218         1,507       87        3/31/97
Delray I-Mini        FL    491     1,756             297          491   2,053         2,544      141        4/11/97
Savannah II          GA    296     1,196              96          296   1,292         1,588       92         5/8/97
Delray II-Safeway    FL    921     3,282             114          921   3,396         4,317      223        5/21/97
Cleveland X-Avon     OH    301     1,214             148          303   1,360         1,663       93         6/4/97
Dallas-Skillman      TX    960     3,847             418          960   4,265         5,225      315        6/30/97
Dallas-Centennial    TX    965     3,864             386          943   4,272         5,215      307        6/30/97
Dallas-Samuell       TX    570     2,285             334          570   2,619         3,189      195        6/30/97
Dallas-Hargrove      TX    370     1,486             221          370   1,707         2,077      140        6/30/97
Houston-Antoine      TX    515     2,074             218          515   2,292         2,807      169        6/30/97
Atlanta-Alpharetta   GA  1,033     3,753             132        1,033   3,885         4,918      262        7/24/97
Atlanta-Marietta     GA    769     2,788              27          769   2,815         3,584      179        7/24/97
Atlanta-Doraville    GA    735     3,429              46          735   3,475         4,210      214        8/21/97
Greensboro-Hilltop   NC    268     1,097              55          268   1,152         1,420       71        9/25/97
GreensboroStgCch     NC     89       376              34           89     410           499       27        9/25/97
Baton Rouge-Airline  LA    396     1,831             160          396   1,991         2,387      132        10/9/97
Baton Rouge-Airline2 LA    282     1,303              87          282   1,390         1,672       93       11/21/97
Harrisburg-Peiffers  PA    635     2,550              61          637   2,609         3,246      138        12/3/97

Chesapeake-Military  VA    542     2,210              42          542   2,252         2,794      113         2/5/98
Chesapeake-Volvo     VA    620     2,532              49          620   2,581         3,201      129         2/5/98
Virginia Beach Shell VA    540     2,211              45          540   2,256         2,796      114         2/5/98
Virginia Beach
  Central            VA    864     3,994              62          864   4,056         4,920      202         2/5/98
Norfolk-Naval Base   VA  1,243     5,019              72        1,243   5,091         6,334      249         2/5/98
Tampa-E.Hillsborough FL    709     3,235             218          709   3,453         4,162      214         2/4/98
Northbridge          MA    441     1,788              36          441   1,824         2,265       89         2/9/98
Harriman             NY    843     3,394              59          843   3,453         4,296      168         2/4/98
Greensboro-High PointNC    397     1,834             136          397   1,970         2,367       97        2/10/98
Lynchburg-Timberlake VA    488     1,746              69          488   1,815         2,303       85        2/18/98
Titusville           FL    492     1,990              16          492   2,006         2,498       95        2/25/98
Salem                MA    733     2,941             322          733   3,263         3,996      150         3/3/98
Chattanooga-Lee Hwy  TN    384     1,371             102          384   1,473         1,857       75        3/27/98
Chattanooga-Hwy  58  TN    296     1,198              89          296   1,287         1,583       60        3/27/98
Ft. Oglethorpe       GA    349     1,250              39          349   1,289         1,638       60        3/27/98
Birmingham-Walt      AL    544     1,942             176          544   2,118         2,662      108        3/27/98
East Greenwich       RI    702     2,821             109          702   2,930         3,632      128        3/26/98
Durham-Hillborough   NC    775     3,103              71          775   3,174         3,949      143         4/9/98
Durham-Cornwallis    NC    940     3,763              62          940   3,825         4,765      169         4/9/98
Hendersonville       TN  1,050     4,203              34        1,050   4,237         5,287      187         4/9/98
Salem-Policy         NH    742     2,977              12          742   2,989         3,731      132         4/7/98
Warrem-Elm           OH    522     1,864              89          522   1,953         2,475       84        4/22/98
Warren-Youngstown    OH    512     1,829              16          512   1,845         2,357       78        4/22/98
Waterford-Highland   MI  1,487     5,306             236        1,487   5,542         7,029      232        4/28/98
Indian Harbor        FL    662     2,654              95          662   2,749         3,411      110         6/2/98
Jackson 3 - I55      MS    744     3,021              27          744   3,048         3,792      134        5/13/98
Katy-N.Fry           TX    419     1,524              36          419   1,560         1,979       67        5/20/98
Hollywood-Sheridan   FL  1,208     4,854              32        1,208   4,886         6,094      186         7/1/98
Pompano Beach -
  Atlantic           FL    944     3,803               29         944   3,832         4,766      148         7/1/98
Pompano Beach -
  Sample             FL    903     3,643               28         903   3,671         4,574      142         7/1/98
Boca Raton-18th St   FL  1,503     6,059               87       1,503   6,146         7,649      234         7/1/98
Vero Beach           FL    489     1,813               16         489   1,829         2,318       81        6/12/98
Humble               TX    447     1,790               33         447   1,823         2,270       70        6/16/98
Houston-Old Katy     TX    659     2,680               22         659   2,702         3,361      106        6/19/98
Webster              TX    635     2,302               19         635   2,321         2,956       92        6/19/98
Carrollton           TX    548     1,988               37         548   2,025         2,573       81        6/19/98
Hollywood-N.21st     FL    840     3,373               35         840   3,408         4,248      123         8/3/98
San Marcos           TX    324     1,493               37         324   1,530         1,854       60        6/30/98
Austin-McNeil        TX    492     1,995               57         492   2,052         2,544       81        6/30/98
Austin-FM            TX    484     1,951               69         481   2,023         2,504       80        6/30/98

Jacksonville-Center  NC    327     1,329               20         327   1,349         1,676       50         8/6/98
Jacksonville-
  Gum Branch         NC    508     1,815               73         508   1,888         2,396       65        8/17/98
Jacksonville-
  N. Marine          NC    216       782              153         216     935         1,151       33        9/24/98
Euless               TX    550     1,998               44         550    2,042        2,592       67        9/29/98
N. Richland Hills    TX    670     2,407               11         670    2,418        3,088       78        10/9/98
Batavia              OH    390     1,570               32         390    1,602        1,992       45       11/19/98
Jackson-N. West      MS    460     1,642              150         460    1,792        2,252       62        12/1/98
Katy-Franz           TX    507     2,058               11         507    2,069        2,576       58       12/15/98
W. Warwick           RI    447     1,776               23         447    1,799        2,246       42         2/2/99
Lafayette-Pinhook 1  LA    556     1,951              157         556    2,108        2,664       58        2/17/99
Lafayette-Pinhook 2  LA    708     2,860               33         708    2,893        3,601       63        2/17/99
Lafayette-Ambassador LA    314     1,095              107         314    1,202        1,516       33        2/17/99
Lafayette-Evangeline LA    188       652              119         188      771          959       16        2/17/99
Lafayette-Guilbeau   LA    963     3,896               23         963    3,919        4,882       85        2/17/99
Gilbert-Elliott Rd   AZ    651     2,600               33         651    2,633        3,284       39        5/18/99
Glendale-59th Ave    AZ    565     2,596               35         565    2,631        3,196       40        5/18/99
Mesa-Baseline        AZ    330     1,309               43         330    1,352        1,682       20        5/18/99
Mesa-E. Broadway     AZ    339     1,346               33         339    1,379        1,718       21        5/18/99
Mesa-W. Broadway     AZ    291     1,026               35         292    1,060        1,352       16        5/18/99
Mesa-Greenfield      AZ    354     1,405               35         355    1,439        1,794       21        5/18/99
Phoenix-Camelback    AZ    453     1,610               37         454    1,646        2,100       25        5/18/99
Phoenix-Bell         AZ    872     3,476               35         873    3,510        4,383       52        5/18/99
Phoenix-35th Ave     AZ    849     3,401               40         850    3,440        4,290       51        5/21/99
Westbrook            ME    410     1,626              102         411    1,727        2,138       18         8/2/99
Cocoa                FL    667     2,373               33         668    2,405        3,073       16        9/29/99
Cedar Hill           TX    335     1,521               20         336    1,540        1,876        7        11/9/99
Corporate Office     NY      0        68              616           0      684          684      275         1/1/95
                       _________________        _________     _____________________________________________________
                      $111,650  $412,895         $ 31,928    $111,833 $444,640     $556,473  $33,453
                       =================        =========     =====================================================





                                  December 31, 1999             December 31, 1998            December 31, 1997
Cost:
Balance at beginning of period                 $ 502,502                     $333,036                     $ 220,711
 Additions during period:
  Acquisitions through
    foreclosure                    $       -                     $      -                      $      -
    Other acquisitions                45,811                      157,080                       106,926
    Improvements, etc.                 9,959                       12,940                         5,527
                                   _________                    _________                      ________
                                                  55,770                      170,020                       112,453

Deductions during period:
  Cost of real estate sold            (1,799)     (1,799)            (554)       (554)             (128)       (128)
                                      _______   _________            _____   ________             _____   _________
Balance at close of period                      $ 556,473                    $502,502                     $ 333,036
                                                =========                    ========                     =========

Accumulated Depreciation:
Balance at beginning of period                  $  21,339                    $ 11,639                     $  5,457
 Additions during period:
  Depreciation expense              $ 12,259       12,259         $ 9,762    $  9,762          $ 6,211       6,211
                                    ________                      _______                      _______
 Deductions during period:
  Accumulated depreciation of
    real estate sold                    (145)        (145)            (62)        (62)             (29)        (29)
                                    _________    _________         ________    ________        ________    ________
Balance at close of period                      $  33,453                    $  21,339                    $ 11,639
                                                =========                    =========                    =========




Exhibits

     Exhibit No.                        Description

         3.1                  Agreement of Limited Partnership of
                              the Operating Partnership, as
                              amended

         3.2*                 Amended and Restated Articles of
                              Incorporation of the Company

         3.3*                 By-laws of the Company

         3.4 Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the Company's Series A Junior
                              Participating Preferred Stock
                              (Incorporated by reference to
                              Exhibit 3.1 to the Company's Form
                              8A filed December 3, 1996)

          3.5 Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 9.85% Series B Cumulative
                              Redeemable Preferred Stock.
                              (Incorporated by reference to
                              Exhibit 1.6 to the Company's Form
                              8-A filed July 29, 1999)

        10.1 Revolving Credit Agreement the Company, the Operating Partnership, Fleet National Bank and other lenders named therein (Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1998)

        10.2*                 Form of Non-competition Agreement
                              between the Company and Charles E.
                              Lannon

        10.3*                 Form of Non-competition Agreement
                              between the Company and Robert J.
                              Attea

        10.4*                 Form of Non-competition Agreement
                              between the Company and Kenneth F.
                              Myszka

        10.5*                 Form of Non-competition Agreement
                              between the Company and David L.
                              Rogers

        10.6*                 Sovran Self Storage, Inc. 1995
                              Award and Option Plan

        10.7*                 Sovran Self Storage, Inc. 1995
                              Outside Directors' Option Plan

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

        10.15*                Form of Facilities Services
                              Agreement between the Company and
                              Williamsville Properties, Inc.

        10.16                 Term Loan Agreement (Incorporated
                              by reference to Exhibit 10.16 filed
                              with the Company's Annual Report on
                              Form 10-K for the year ended
                              December 31, 1998)

        10.18 Sovran Self Storage, Inc. Deferred Compensation Plan for Directors (Incorporated by reference to
                              Appendix A to the Company's Proxy
                              Statement for the 1999 Annual
                              Meeting of Shareholders)

        12.1                  Statement Re:  Computation of
                              Earnings to Fixed Charges

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


                         SOVRAN ACQUISITION LIMITED PARTNERSHIP

                         By:  Sovran Holdings, Inc.
                         Its: General Partner


March 30, 2000           By:  /S/ David L. Rogers
                           ________________________________
                                   David L. Rogers,
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sovran Holdings Inc., as general partner of registrant, and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Robert J. Attea           Chairman of the     March 30, 2000
________________________      Board of Directors,
  Robert J. Attea             Chief Executive
                              Officer and Director
                              (Principal Executive
                              Officer)

/s/ Kenneth F. Myszka         President, Chief    March 30, 2000
________________________      Operating Officer
  Kenneth F. Myszka           and Director


/s/David L. Rogers            Chief Financial     March 30, 2000
________________________      Officer (Principal
   David L. Rogers            Financial and
                              Accounting Officer)

/s/John Burns                 Director            March 30, 2000
_______________________
  John Burns

/s/Michael A. Elia            Director            March 30, 2000
_______________________
  Michael A. Elia


/s/Anthony P. Gammie          Director            March 30, 2000
_______________________
  Anthony P. Gammie


/s/Charles E. Lannon          Director            March 30, 2000
_______________________
   Charles E. Lannon

Sovran Acquisition Limited Partnership

Exhibit (12.1) Statement Re:  Computation of Earnings to Combined Fixed Charges and
                              Preferred Stock Dividends
Amounts in Thousands
                                                                         June 26, 1995
                                     Year ended December 31,                   to
                                 1999     1998     1997     1996         December 31, 1995
                                __________________________________________________________
Earnings:
  Net income                    $27,347   $24,798  $ 23,763  $15,682       $  6,744
  Fixed charges                  15,944     9,925     2,743    2,386            323
                                __________________________________________________________
Earnings (1)                     43,291    34,723    26,506   18,068          7,067

Fixed charges:
  Interest expense               13,927     9,601     2,166    1,924            131
  Preferred stock dividends       1,239         -         -        -              -
  Amortization of
  financing fees                    778       324       577      462            192
                               __________________________________________________________
Fixed charges (2)               $15,944   $ 9,925   $ 2,743  $ 2,386        $   323

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (1)(2)           2.72      3.50      9.66     7.57          21.88




                           Exhibit 23


                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 26, 2000, with respect to the financial statements and schedule included in this Annual Report (Form 10-K) of Sovran Acquisition Limited Partnership.


                              /s/ Ernst & Young LLP



Buffalo, New York
March 28, 2000