Form 10-Q
period 2000-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2000-05-12
CIK 1060224

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000


                 Commission file number: 0-24071


              Sovran Acquisition Limited Partnership
      (Exact name of Registrant as specified in its charter)

        Delaware                              16-1481551
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                         6467 Main Street
                     Buffalo, New York 14221
       (Address of principal executive offices)  (Zip code)

                          (716) 633-1850
       (Registrant's telephone number including area code)

     5166 Main Street, Williamsville, New York 14221 (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SOVRAN ACQUISITION LIMITED PARTNERSHIP
                              BALANCE SHEETS

                                               March 31,
                                                 2000        December 31,
(dollars in thousands, except unit data)      (unaudited)       1999
___________________________________________________________________________
ASSETS
 Investment in storage facilities:
  Land                                         $  113,375     $  111,833
  Building and equipment                          452,611        444,640
                                               __________     __________
                                                  565,986        556,473
  Less: accumulated depreciation                  (36,681)       (33,453)
                                               __________     __________
 Investments in storage facilities, net           529,305        523,020
 Cash and cash equivalents                          1,248          1,032
 Accounts receivable                                2,462          1,796
 Prepaid expenses and other assets                  4,159          3,871
                                               __________     __________
    Total Assets                               $  537,174     $  529,719
                                               ==========     ==========
LIABILITIES
 Line of credit                                $  135,500     $  123,000
 Term note                                         75,000         75,000
 Accounts payable and accrued liabilities           4,084          4,210
 Deferred revenue                                   3,615          3,322
 Accrued distributions                              7,401          7,496
 Mortgage payable                                   5,240          5,253
                                               __________     __________
     Total Liabilities                            230,840        218,281


 Limited partners' capital interest
  (853,037 units in 2000 and 1999)
  at redemption value                              17,274         15,888

PARTNERS' CAPITAL
 General partner (219,567 units issued and
  outstanding in 2000 and 1999)                     5,223          5,283
 Limited partner (11,912,579 and 12,079,596
  units issued and outstanding in 2000 and
  1999, respectively                              253,837        260,267
 Preferred Partners (1,200,000 Series B
  Preferred Units, at $25 liquidation preference)  30,000         30,000
                                               __________     __________
 Total Partners' Capital                          289,060        295,550
                                               __________     __________
 Total Liabilities and Partners' Capital       $  537,174     $  529,719
                                               ==========     ==========

See notes to financial statements.

                  SOVRAN ACQUISITION LIMITED PARTNERSHIP
                         STATEMENTS OF OPERATIONS
                                (unaudited)

                                         January 1, 2000    January 1, 1999
(dollars in thousands                          to                 to
except unit data)                       March 31, 2000     March 31, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  21,534          $  19,241
 Interest and other income                       264                210
                                           _________          _________
    Total revenues                            21,798             19,451

EXPENSES:
 Property operations and maintenance           4,737              4,041
 Real estate taxes                             2,015              1,576
 General and administrative                    1,457              1,128
 Interest                                      3,914              3,341
 Depreciation and amortization                 3,456              3,102
                                           _________          _________
    Total expenses                            15,579             13,188
                                           _________          _________

 Net Income                                    6,219              6,263
 Distributions to preferred unitholders         (739)                 -
                                           _________          _________
 Net income available to common unitholders $  5,480          $   6,263
                                           =========          =========

 Earnings per common share - basic         $    0.42          $    0.47
                                           =========          =========
 Earnings per common share - diluted       $    0.42          $    0.47
                                           =========          =========

 Units used in basic earnings
  per unit calculation                    13,088,121         13,221,889

 Units used in diluted earnings
  per unit calculation                    13,088,359         13,233,429

 Distributions declared per units         $     0.57         $     0.56
                                          ==========         ==========



See notes to financial statements.

                  SOVRAN ACQUISITION LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOW
                                (unaudited)

                                           January 1, 2000  January 1, 1999
                                                  to              to
(dollars in thousands)                     March 31, 2000   March 31, 1999
                                           _______________  _______________
OPERATING ACTIVITIES
Net income                                   $   6,219         $   6,263
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                  3,456             3,102
  Restricted stock earned                           24                 2
  Changes in assets and liabilities:
    Accounts receivable                           (666)             (453)
    Prepaid expenses and other assets             (485)              552
    Accounts payable and other liabilities        (149)              690
    Deferred revenue                               293               195
                                              ________          ________
Net cash provided by operating activities        8,692            10,351
                                              ________          ________
INVESTING ACTIVITIES
 Additions to storage facilities                (9,521)          (17,285)
 Additions to other assets                           -               (22)
                                              ________          ________
Net cash used in investing activities           (9,521)          (17,307)
                                              ________          ________
FINANCING ACTIVITIES
 Net proceeds from issuance of common
  stock through Dividend Reinvestment
  and Stock Purchase Plan                          721             1,576
 Proceeds from line of credit draw down         12,500            13,000
 Distributions paid                             (8,235)           (7,378)
 Purchase of treasury stock                     (3,928)                -
 Mortgage principal payments                       (13)                -
                                              ________          ________
Net cash provided by financing activities        1,045             7,198
                                              ________          ________
Net increase (decrease) in cash                    216               242
Cash at beginning of period                      1,032             2,984
                                              ________          ________
Cash at end of period                         $  1,248          $  3,226
                                              ========          ========
Supplemental cash flow information
 Cash paid for interest                       $  3,520          $  3,174

              SOVRAN ACQUISITION LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOW


Supplemental cash-flow information for the quarter ended
March 31, 2000
(dollars in thousands)
________________________________________________________________

  Fair value of net liabilities assumed on
   the acquisition of storage facilities           $    63
________________________________________________________________

Distributions declared but unpaid were $7,401 at March 31, 2000 and $7,496 at December 31, 1999.


See notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.  ORGANIZATION

     Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Operating Partnership has since purchased a total of 152 (three in 2000, eighteen in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 2000 to 225 properties in 21 states.

     As of March 31, 2000, the Company was a 93.43% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


3.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended March 31, 2000.

(dollars in thousands)
________________________________________________________________

Cost:
 Beginning balance                             $  556,473
 Property acquisitions                              7,964
 Improvements and equipment additions               1,572
 Dispositions                                         (23)
________________________________________________________________

Ending balance                                 $  565,986
________________________________________________________________

Accumulated Depreciation:
 Beginning balance                             $   33,453
 Additions during the period                        3,237
 Dispositions                                          (9)
________________________________________________________________

Ending balance                                 $   36,681
________________________________________________________________

4.  UNSECURED LINE OF CREDIT AND TERM NOTE

     The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At March 31, 2000, the outstanding balance on the credit facility was $135.5 million.

     The Operating Partnership has a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.

     The Operating Partnership has an interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Operating Partnership the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Operating Partnership must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     The Operating Partnership also has an interest rate cap transaction through April 3, 2000. Under the agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by $40 million for the outstanding period.

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

     As of March 31, 2000, the Operating Partnership had entered into contracts for the purchase of one facility with an expected cost of $1.8 million.


6.  PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma Condensed Statement of Operations is presented as if the 3 storage facilities purchased during the three months ended March 31, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

________________________________________________________________
(in thousands, except per unit data)

                                         Three Months Ended
                                              March 31,
                                                2000
                                          _________________

REVENUES:
  Rental income                               $   21,694
  Other income                                       269
                                              __________
     Total revenues                               21,963

EXPENSES:
  Property operations & maintenance                4,770
  Real estate taxes                                2,026
  General and administrative                       1,459
  Interest                                         4,016
  Depreciation and amortization                    3,471
                                              __________
     Total expenses                               15,742
                                              __________

Net income                                         6,221
  Series B preferred stock dividend                 (739)
                                              __________
Net income available to common unitholders    $    5,482
                                              ==========

Earnings per common unit  -  basic            $      .42
                                              ==========
Earnings per common unit  -  diluted          $      .42
                                              ==========

Units used in basic earnings
 per unit calculation                         12,985,183

_________________________________________________________________

7.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership regardless of the final disposition of the lawsuit.


8.  EARNINGS PER UNIT

     The Operating Partnership reports earnings per unit in accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share." In computing earnings per common unit, the Operating Partnership excludes preferred stock dividends from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per unit:

                                     Three Months   Three Months
                                        Ended          Ended
                                       March 31,     March 31,
(in thousands except per share data)     2000          1999
                                      ___________    ___________

Numerator:
  Net income available to
    common shareholders                 $  5,480      $  6,263

Denominator:
  Denominator for basic earnings
    per unit - weighted
    average units                         13,088        13,222

Effect of Diluted Securities:
  Stock options                                -            11
  Denominator for diluted earnings
    per unit - adjusted weighted
    average units and assumed
    conversion                            13,088        13,233

Basic earnings per common unit          $    .42      $    .47
Diluted earnings per common unit        $    .42      $    .47



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 225 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


LIQUIDITY AND CAPITAL RESOURCES

     The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $135.5 million was drawn at March 31, 2000. The facility matures February 2001 and bears interest at LIBOR plus 1.25%.

     In addition to the credit facility, the Operating
Partnership has an unsecured term note due December 2000, that bears interest at LIBOR plus 1.50%. The credit facility and term note currently have investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

     The Operating Partnership expects to fund its maturing obligations and its future growth through a renewal of its line of credit, issuance of 5-10 year notes of either a secured or unsecured nature, issuance of preferred stock, and private placement solicitation of public pension funds,

     In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the credit facility. The Series B Preferred Stock is currently rated by Standard and Poors (BB+), Moodys (Ba2) and Duff and Phelps (BB+).

     The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, distributions, and acquisitions for the year 2000.

UMBRELLA PARTNERSHIP REIT

     The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

     The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 2000, the Operating Partnership acquired three properties, increasing its existing presence in Massachusetts, New York and Texas. The three acquisitions in the three months ended March 31, 2000 added 143,000 square feet of space and 1,400 rental units to the Operating Partnership's portfolio.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

     The Operating Partnership has a contract on one property in Florida with an expected closing in May 2000. The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

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

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

     The following discussion is based on the financial statements of the Operating Partnership as of March 31, 2000 and March 31, 1999.

FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000 (DOLLARS IN
THOUSANDS)

     The Operating Partnership reported revenues of $21,798 during the period and incurred $6,752 in operating expenses, resulting in net operating income of $15,046, or 69%. General and administrative expenses of $1,457, interest expense of $3,914 and depreciation and amortization expenses of $3,456 resulted in net income of $6,219.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999 (DOLLARS IN THOUSANDS)

     The following discussion compares the activities of the Operating Partnership for the three months ended March 31, 2000 with the activities of the Operating Partnership for the three months ended March 31, 1999.

     Total revenues increased from $19,451 for the three months ended March 31, 1999 to $21,798 for the three months ended
March 31, 2000, an increase of $2,347 or 12%. Of this, $1,487 resulted from the acquisition of 21 properties during the period January 1, 1999 through March 31, 2000 and $860 was realized as a result of increased rental rates at the 204 properties owned by the Operating Partnership at January 1, 1999. Overall, same-store revenues grew 4.5% for the three-month period ended
March 31, 2000 as compared to the same period in 1999.

     Property operating and real estate tax expense increased $1,135 or 20% during the period. $516 was a result of absorbing additional expenses from operating the newly acquired properties, $310 was a result of marketing expenses related to the Operating Partnership's Uncle Bob's Flex-a-Space initiative, and $309 related to the operations of its sites operated more than one year.

     General and administrative expenses, which includes losses of $14 realized as the result of replacement of equipment, increased $329 principally as a result of increased administrative costs associated with managing the additional properties and costs related to Flex-a-Space.

     Interest expense increased $573 due to the $11 million drawn on the Operating Partnership 's line of credit during the last twelve months.

             Net income decreased from $6,263 to $6,219, an increase of $44 or less than 1%.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap agreements.
There have been no material changes to the Operating
Partnership's exposure to interest rate risk since December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in
excess of the amount of damages found by the jury.   The Company
has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership regardless of the final disposition of the lawsuit.


ITEM 2.  CHANGES IN SECURITIES

     No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No disclosure required.

ITEM 5.  OTHER INFORMATION

     No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial data schedule.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Sovran Acquisition Limited Partnership
                   By: Sovran Holdings, Inc.
                                      Its: General Partner


May 12, 2000                   By:  / S / David L. Rogers
_____________________             ______________________________
Date                              David L. Rogers
                                  Chief Financial Officer