Form 10-Q
period 2000-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2000-08-11
CIK 1060224

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


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

ITEM 1.  FINANCIAL STATEMENTS

                          SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                      BALANCE SHEETS

                                                June 30,
                                                 2000        December 31,
(dollars in thousands, except unit data)      (unaudited)       1999
___________________________________________________________________________
ASSETS
 Investment in storage facilities:
  Land                                         $  113,887     $  111,833
  Building and equipment                          456,903        444,640
                                               __________     __________
                                                  570,790        556,473
  Less: accumulated depreciation                  (39,973)       (33,453)
                                               __________     __________
 Investments in storage facilities, net           530,817        523,020
 Cash and cash equivalents                          1,903          1,032
 Accounts receivable                                2,937          1,796
 Prepaid expenses and other assets                  3,881          3,871
                                               __________     __________
    Total Assets                               $  539,538     $  529,719
                                               ==========     ==========
LIABILITIES
 Line of credit                                $  142,500     $  123,000
 Term note                                         75,000         75,000
 Accounts payable and accrued liabilities           4,482          4,210
 Deferred revenue                                   3,639          3,322
 Accrued distributions                              7,321          7,496
 Mortgage payable                                   5,227          5,253
                                               __________     __________
     Total Liabilities                            238,169        218,281

 Limited partners' capital interest
  (853,037 units in 2000 and 1999)
  at redemption value                              17,787         15,888

PARTNERS' CAPITAL
 General partner (219,567 units issued and
  outstanding in 2000 and 1999)                     5,177          5,283
 Limited partner (11,765,865 and 12,079,596
  units issued and outstanding in 2000 and
  1999, respectively                              248,405        260,267
 Preferred Partners (1,200,000 Series B
  Preferred Units, at $25 liquidation preference)  30,000         30,000
                                               __________     __________
 Total Partners' Capital                          283,582        295,550
                                               __________     __________
 Total Liabilities and Partners' Capital       $  539,538     $  529,719
                                               ==========     ==========

See notes to financial statements.

                          SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                                        (unaudited)

                                         April 1, 2000      April 1, 1999
(dollars in thousands                          to                 to
except unit data)                        June 30, 2000      June 30, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  21,927          $  20,331
 Interest and other income                       362                274
                                           _________          _________
    Total revenues                            22,289             20,605

EXPENSES:
 Property operations and maintenance           4,595              4,035
 Real estate taxes                             2,000              1,719
 General and administrative                    1,482              1,387
 Interest                                      4,278              3,631
 Depreciation and amortization                 3,526              3,238
                                           _________          _________
    Total expenses                            15,881             14,010
                                           _________          _________

 Net Income                                    6,408              6,595
 Distributions to preferred unitholders         (739)                 -
                                           _________          _________
 Net income available to common unitholders $  5,669          $   6,595
                                           =========          =========

 Earnings per common unit - basic          $    0.44          $    0.50
                                           =========          =========
 Earnings per common unit - diluted        $    0.44          $    0.50
                                           =========          =========

 Units used in basic earnings
  per unit calculation                    12,879,746         13,282,928

 Units used in diluted earnings
  per unit calculation                    12,881,318         13,297,793

 Distributions declared per units         $     0.57         $     0.56
                                          ==========         ==========



See notes to financial statements.

                          SOVRAN ACQUISITION LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                                        (unaudited)

                                        January 1, 2000    January 1, 1999
(dollars in thousands                          to                 to
except unit data)                        June 30, 2000      June 30, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  43,461          $  39,573
 Interest and other income                       626                484
                                           _________          _________
    Total revenues                            44,087             40,057

EXPENSES:
 Property operations and maintenance           9,332              8,076
 Real estate taxes                             4,015              3,295
 General and administrative                    2,939              2,515
 Interest                                      8,192              6,972
 Depreciation and amortization                 6,982              6,341
                                           _________          _________
    Total expenses                            31,460             27,199
                                           _________          _________

 Net Income                                   12,627             12,858
 Distributions to preferred unitholders       (1,478)                 -
                                           _________          _________
 Net income available to common unitholders $ 11,149          $  12,858
                                           =========          =========

 Earnings per common unit - basic          $    0.86          $    0.97
                                           =========          =========
 Earnings per common unit - diluted        $    0.86          $    0.97
                                           =========          =========

 Units used in basic earnings
  per unit calculation                    12,983,918         13,252,577

 Units used in diluted earnings
  per unit calculation                    12,984,838         13,267,375

 Distributions declared per units         $     1.14         $     1.12
                                          ==========         ==========

See notes to financial statements.

                          SOVRAN ACQUISITION LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOW
                                        (unaudited)

                                           January 1, 2000  January 1, 1999
                                                  to              to
(dollars in thousands)                      June 30, 2000    June 30, 1999
                                           _______________  _______________
OPERATING ACTIVITIES
Net income                                   $  12,627         $  12,858
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                  6,982             6,341
  Restricted stock earned                           47                50
  Changes in assets and liabilities:
    Accounts receivable                         (1,141)             (677)
    Prepaid expenses and other assets             (426)              525
    Accounts payable and other liabilities         234             1,440
    Deferred revenue                               248               223
                                              ________          ________
Net cash provided by operating activities       18,571            20,760
                                              ________          ________
INVESTING ACTIVITIES
 Additions to storage facilities               (14,256)          (40,955)
 Additions to other assets                           -               (22)
                                              ________          ________
Net cash used in investing activities          (14,256)          (40,977)
                                              ________          ________
FINANCING ACTIVITIES
 Net proceeds from issuance of common
  stock through Dividend Reinvestment
  and Stock Purchase Plan                          828             2,935
 Proceeds from line of credit draw down         19,500            32,500
 Distributions paid                            (16,375)          (14,864)
 Purchase of treasury stock                     (7,371)                -
 Redemption of operating partnership units           -              (261)
 Mortgage principal payments                       (26)               (2)
                                              ________          ________
Net cash (used in) provided by
 financing activities                           (3,444)           20,308
                                              ________          ________
Net increase in cash                               871                91
Cash at beginning of period                      1,032             2,984
                                              ________          ________
Cash at end of period                         $  1,903          $  3,075
                                              ========          ========
Supplemental cash flow information
 Cash paid for interest                       $  8,249          $  6,669

                          SOVRAN ACQUISITION LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOW


Supplemental cash-flow information for the six months ended June 30, 2000 (dollars in thousands)
__________________________________________________________________________

  Fair value of net liabilities assumed on
   the acquisition of storage facilities           $    84
__________________________________________________________________________

Distributions declared but unpaid were $7,321 at June 30, 2000 and $7,496 at December 31, 1999.


See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.  ORGANIZATION

      Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the
Offering). The Operating Partnership has since purchased a total of 153 (four in 2000, eighteen in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 2000 to 226 properties in 21 states.

      As of June 30, 2000, the Company was a 93.36% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating
Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


3.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended June 30, 2000.

(dollars in thousands)
________________________________________________________________

Cost:
 Beginning balance                             $  556,473
 Property acquisitions                              9,690
 Improvements and equipment additions               4,682
 Dispositions                                         (55)
________________________________________________________________

Ending balance                                 $  570,790
________________________________________________________________

Accumulated Depreciation:
 Beginning balance                             $   33,453
 Additions during the period                        6,543
 Dispositions                                         (23)
________________________________________________________________

Ending balance                                 $   39,973
________________________________________________________________


4.  UNSECURED LINE OF CREDIT AND TERM NOTE

      The Operating Partnership has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At June 30, 2000, the outstanding balance on the credit facility was $142.5 million.

      The Operating Partnership has a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.

      The Operating Partnership also has an interest rate cap transaction through April 3, 2001. Under the agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by $40 million for the outstanding period.

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

      As of June 30, 2000, the Operating Partnership had entered into a contract for the purchase of one facility with an expected cost of $1.3 million.


6.  PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma Condensed Statement of Operations is presented as if the 4 storage facilities purchased during the six months ended June 30, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

________________________________________________________________
(in thousands, except per unit data)

                                           Six Months Ended
                                              June 30,
                                                2000
                                          _________________

REVENUES:
  Rental income                               $   43,747
  Other income                                       640
                                              __________
     Total revenues                               44,387

EXPENSES:
  Property operations & maintenance                9,418
  Real estate taxes                                4,038
  General and administrative                       2,941
  Interest                                         8,294
  Depreciation and amortization                    7,106
                                              __________
     Total expenses                               31,797
                                              __________

Net income                                        12,590
  Series B preferred stock dividend               (1,478)
                                              __________
Net income available to common unitholders    $   11,112
                                              ==========

Earnings per common unit  -  basic            $      .87
                                              ==========
Earnings per common unit  -  diluted          $      .87
                                              ==========

Units used in basic earnings
 per unit calculation                         12,838,469

_________________________________________________________________

7.  LEGAL PROCEEDINGS

      A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of fiduciary duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership regardless of the final disposition of the lawsuit.


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

                                      Six Months     Six Months
                                        Ended          Ended
                                       June 30,       June 30,
(in thousands except per share data)     2000          1999
                                      ___________    ___________

Numerator:
  Net income available to
    common shareholders                 $ 11,149      $ 12,858

Denominator:
  Denominator for basic earnings
    per unit - weighted
    average units                         12,984        13,253


Effect of Diluted Securities:
  Stock options                                -            14
  Denominator for diluted earnings
    per unit - adjusted weighted
    average units and assumed
    conversion                            12,985        13,267

Basic earnings per common unit          $    .86      $    .97
Diluted earnings per common unit        $    .86      $    .97



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

      The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates, through the Operating Partnership, a portfolio of 226 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $142.5 million was drawn at June 30, 2000. The facility matures February 2001 and bears interest at LIBOR plus 1.25%.

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


UMBRELLA PARTNERSHIP REIT

      The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

      The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 2000, the Operating Partnership acquired one property, increasing its existing presence in Florida. The acquisition added 42,000 square feet of space and 498 rental units to the Operating Partnership's portfolio.


FUTURE ACQUISITION AND DEVELOPMENT PLANS

      The Operating Partnership has a contract on one property in Alabama with an expected closing in September 2000. The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.


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

      As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.



RESULTS OF OPERATIONS

      The following discussion is based on the financial statements of the Operating Partnership as of June 30, 2000 and June 30, 1999.

FOR THE PERIOD JANUARY 1, 2000 THROUGH JUNE 30, 2000 (DOLLARS IN
THOUSANDS)

      The Operating Partnership reported revenues of $44,087 during the period and incurred $13,347 in operating expenses, resulting in net operating income of $30,740, or 70%. General and administrative expenses of $2,939, interest expense of $8,192 and depreciation and amortization expenses of $6,982 resulted in net income of $12,627.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999 (DOLLARS IN THOUSANDS)

      The following discussion compares the activities of the Operating Partnership for the three months ended June 30, 2000 with the activities of the Operating Partnership for the three months ended June 30, 1999.

      Total revenues increased from $20,605 for the three months ended June 30, 1999 to $22,289 for the three months ended June 30, 2000, an increase of $1,684 or 8%. Of this, $853 resulted from the acquisition of 16 properties during the period April 1, 1999 through June 30, 2000 and $831 was realized as a result of increased rental rates at the 210 properties owned by the Operating Partnership at April 1, 1999. Overall, same-store revenues grew 4% for the three-month period ended June 30, 2000 as compared to the same period in 1999.

      Property operating and real estate tax expense increased $841 or 15% during the period. $416 was a result of absorbing additional expenses from operating the newly acquired properties, $250 was a result of marketing expenses related to the Operating Partnership's Uncle Bob's Flex-a-Space initiative, and $175 related to the operations of its sites operated more than one year.

      General and administrative expenses, which includes losses of $17 realized as the result of replacement of equipment, increased $95 principally as a result of increased administrative costs associated with managing the additional properties.

      Interest expense increased $647 due to an increase in interest rates.

      Net income decreased from $6,595 to $6,408, a decrease of $187 or less than 3%.


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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of fiduciary duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership regardless of the final disposition of the lawsuit.


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

                           Sovran Acquisition Limited Partnership
              By: Sovran Holdings, Inc.
                               Its: General Partner


August 11, 2000            By:  / S / David L. Rogers
_____________________         ______________________________
Date                              David L. Rogers
                                  Chief Financial Officer