Form 10-Q
period 2000-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2000-11-14
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number: 0-24071

Sovran Acquisition Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware __________________________________ (State or other jurisdiction of incorporation or organization)	16-1481551 _______________________________ (I.R.S. Employer Identification No.)

6467 Main Street
Buffalo, New York 14221
(Address of principal executive offices) (Zip code)

(716) 633-1850
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP
BALANCE SHEETS

(dollars in thousands, except unit data)	September 30 2000 (unaudited)	December 31, 1999
ASSETS Investment in storage facilities: Land Building and equipment	$ 113,893 459,609	$ 111,833 444,640
	573,502	556,473
Less: accumulated depreciation	(43,120)	(33,453)
Investments in storage facilities, net	530,382	523,020
Cash and cash equivalents	3,367	1,032
Accounts receivable	3,460	1,796
Prepaid expenses and other assets	5,043	3,871
Total Assets	$ 542,252	$ 529,719

LIABILITIES Line of credit Term note	$ 146,500 75,000	$ 123,000 75,000
Accounts payable and accrued liabilities	4,854	4,210
Deferred revenue	3,250	3,322
Accrued distributions	7,449	7,496
Mortgage payable	5,214	5,253
Total Liabilities	242,267	218,281

Limited partners' capital interest (853,037 units in 2000 and 1999) at redemption value	17,003	15,888

PARTNERS' CAPITAL
General partner (219,567 units issued and outstanding in 2000 and 1999)	5,163	5,283
Limited partner (11,770,587 and 12,079,596 units issued and outstanding in 2000 and 1999, respectively	247,819	260,267
Preferred Partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Total Partners' Capital	282,982	295,550
Total Liabilities and Partners' Capital	$ 542,252	$ 529,719

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	July 1, 2000 to September 30, 2000	July 1, 1999 to September 30, 1999
REVENUES:
Rental income	$ 23,097	$ 21,535
Interest and other income	389	1,035
Total revenues	23,486	22,570

EXPENSES:
Property operations and maintenance	5,295	4,309
Real estate taxes	2,096	1,901
General and administrative	1,403	1,318
Interest	4,482	3,503
Depreciation and amortization	3,578	3,362
Total expenses	16,854	14,393

Net Income	6,632	8,177
Distributions to preferred unitholders	(739)	(501)
Net income available to common unitholders	$ 5,893	$ 7,676

Earnings per common unit - basic	$ 0.46	$ 0.57

Earnings per common unit - diluted	$ 0.46	$ 0.57

Units used in basic earnings per unit calculation	12,847,774	13,339,808
Units used in diluted earnings per unit calculation	12,849,586	13,347,489

Distributions declared per unit	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	January 1, 2000 to September 30, 2000	January 1, 1999 to September 30, 1999

REVENUES:
Rental income	$ 66,558	$ 61,108
Interest and other income	1,015	1,519
Total revenues	67,573	62,627

EXPENSES:
Property operations and maintenance	14,628	12,385
Real estate taxes	6,112	5,196
General and administrative	4,341	3,833
Interest	12,673	10,476
Depreciation and amortization	10,559	9,703
Total expenses	48,313	41,593

Net Income	19,260	21,034
Distributions to preferred unitholders	(2,216)	(501)
Net income available to common unitholders	$ 17,044	$ 20,533

Earnings per common unit - basic	$ 1.32	$ 1.54
Earnings per common unit - diluted	$ 1.32	$ 1.54

Units used in basic earnings per unit calculation	12,938,206	13,281,990
Units used in diluted earnings per unit calculation	12,939,429	13,295,787

Distribution declared per unit	$ 1.72	$ 1.69

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOW
(unaudited)

(dollars in thousands)	January 1, 2000 to September 30, 2000	January 1, 1999 to September 30, 1999

OPERATING ACTIVITIES
Net income	$ 19,260	$ 21,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,559	9,703
Restricted stock earned	92	75
Changes in assets and liabilities:
Accounts receivable	(1,664)	16
Prepaid expenses and other assets	(1,606)	(748)
Accounts payable and other liabilities	615	3,314
Deferred revenue	(141)	(6)
Net cash provided by operating activities	27, 115	33,388

INVESTING ACTIVITIES
Additions to storage facilities	(17,181)	(46,770)
Additions to other assets	(200)	(172)
Net cash used in investing activities	(17,381)	(46,942)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	1,364	5,832
Net proceeds from issuance of preferred units	-	28,753
Proceeds from line of credit drawn down	23,500	2,000
Distributions paid	(24,440)	(22,747)
Purchase of treasury stock	(7,784)	(1,924)
Redemption of operating partnership units	-	(261)
Mortgage principal payments	(39)	(9)
Net cash (used in) provided by financing activities	(7,399)	11,644
Net increase (decrease) in cash	2,335	(1,910)
Cash at beginning of period	1,032	2,984
Cash at end of period	$ 3,367	$ 1,074
Supplemental cash flow information Cash paid for interest	$ 12,849	$ 10,591

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOW

Supplemental cash-flow information for the nine months ended September 30, 2000
(dollars in thousands)
_______________________________________________________________________

Fair value of net liabilities assumed on
the acquisition of storage facilities $ 84
______________________________________________________________________

Distributions declared but unpaid were $7,449 at September 30, 2000 and $7,496 at December 31, 1999.

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the Company) a self-administered and self-managed real estate investment trust (a REIT), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Operating Partnership has since purchased a total of 153 (four in 2000, eighteen in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 2000 to 226 properties in 21 states.

As of September 30, 2000, the Company was a 93.36% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (Holdings) a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership. The board of directors of Holdings, the members of which are also members of the board of directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interest in the Operating Partnership entitle it to share in the cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended September 30, 2000.

(dollars in thousands)

Cost:
Beginning balance	$ 556,473
Property acquisitions	9,690
Improvements and equipment additions	7,698
Dispositions	(359)

Ending balance	$ 573,502

Accumulated Depreciation:
Beginning balance	$ 33,453
Additions during the period	9,903
Dispositions	(236)

Ending balance	$ 43,120

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At September 30, 2000, the Operating Partnership had a $150 million unsecured credit facility, of which $146.5 million was drawn. The facility was scheduled to mature February 2001 and had an interest at LIBOR plus 1.25%.

In addition to the credit facility, the Operating Partnership had an unsecured term note due December 2000, bearing interest at LIBOR plus 1.50%.

On November 7, 2000, the Operating Partnership negotiated and funded a new unsecured debt package with a syndicate of banks. The new agreement provides for a $150 million revolving line of credit maturing November 2003 at LIBOR plus 1.37%, a $75 million term note through November 2003 (extendable to 2005 at the Operating Partnership's option) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.37%.

The Operating Partnership has interest rate cap transactions. Under one of the agreements, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by $40 million for the outstanding period. The other agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 8.25%, the bank pays the Operating Partnership the rate in excess of 8.25% multiplied by $40 million for the outstanding period.

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

As of September 30, 2000, the Operating Partnership had entered into a contract for the purchase of one facility with an expected cost of $1.3 million.

6.	PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma Condensed Statement of Operations is presented as if the 4 storage facilities purchased during the nine months ended September 30, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per unit data)	Nine Months Ended September 30, 2000

REVENUES:
Rental income	$ 66,844
Other income	1,029
Total revenues	67,873

EXPENSES:
Property operations & maintenance	14,714
Real estate taxes	6,135
General and administrative	4,343
Interest	12,782
Depreciation and amortization	10,593
Total expenses	48,567

Net income	19,306
Series B preferred stock dividend	(2,216)
Net income available to common unitholders	$ 17,090

Earnings per common unit - basic	$ 1.33
Earnings per common unit - diluted	$ 1.33

Units used in basic earnings per unit calculation	12,843,191

7.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership.

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

(in thousands except per share data)	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999

Numerator:
Net income available to common shareholders	$ 17,044	$ 20,533

Denominator:
Denominator for basic earnings per unit - weighted average units	12,938	13,282

Effect of Diluted Securities:
Stock options	1	14
Denominator for diluted earnings per unit- adjusted weighted average units and assumed conversion	12,939	13,296

Basic earnings per common unit	$ 1.32	$ 1.54
Diluted earnings per common unit	$ 1.32	$ 1.54

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Operating Partnership had a $150 million unsecured credit facility, of which $146.5 million was drawn. The facility was scheduled to mature February 2001 and had an interest at LIBOR plus 1.25%.

In addition to the credit facility, the Operating Partnership had an unsecured term note due December 2000, bearing interest at LIBOR plus 1.50%.

On November 7, 2000, the Operating Partnership negotiated and funded a new unsecured debt package with a syndicate of banks. The new agreement provides for a $150 million revolving line of credit maturing November 2003 at LIBOR plus 1.37%, a $75 million term note through November 2003 (extendable to 2005 at the Operating Partnership's option) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.37%.

Proceeds from the new loans will be used to repay the Operating Partnership's existing line of credit and term loans totaling $225 million as of the funding date. The Operating Partnership plans to use the remaining proceeds to finance its revenue enhancing improvements, acquire certain strategic facilities and provide bridge financing for potential joint venture programs.

The new credit agreements allowed the Company to maintain investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

While the Operating Partnership has purchased contracts protecting it from significant interest rate increases, it does not intend to enter long term contracts to fix its interest rate exposure at this time. Accordingly, the interest expense the Operating Partnership incurs will be dependent upon market conditions until such time as the Operating Partnership enters into such contracts.

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

UMBRELLA PARTNERSHIP REIT

The Operating Partnership has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. No facilities were acquired in the three months ended September 30, 2000.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

The Operating Partnership has a contract on one property in Alabama with an expected closing in November 2000. The Operating Partnership also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the sine months ended September 30, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Operating Partnership as of September 30, 2000 and September 30, 1999.

FOR THE PERIOD JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

The Operating Partnership reported revenues of $67,573 during the period and incurred $20,740 in operating expenses, resulting in net operating income of $46,833, or 69.3%. General and administrative expenses of $4,341, interest expense of $12,673 and depreciation and amortization expenses of $10,559 resulted in net income of $19,260.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended September 30, 2000 with the activities of the Operating Partnership for the three months ended September 30, 1999.

Total revenues increased from $22,570 for the three months ended September 30, 1999 to $23,486 for the three months ended September 30, 2000, an increase of $916 or 4%. Of this, $729 resulted from the acquisition of 7 properties during the period July 1, 1999 through September 30, 2000 and $873 was realized as a result of increased rental rates at the 219 properties owned by the Operating Partnership at July 1, 1999. The 1999 revenue figure includes $686 from the gain on the sale of a property in the quarter ended September 30, 1999. Overall, same-store revenues grew 4% for the three-month period ended September 30, 2000 as compared to the same period in 1999.

Property operating and real estate tax expense increased $1,181 or 19% during the period. $210 was a result of absorbing additional expenses from operating the newly acquired properties, $620 was a result of marketing expenses related to the Operating Partnership's Uncle Bob's Flex-a-Space initiative, and $351 related to the operations of its sites operated more than one year.

General and administrative expenses increased $85 principally as a result of increased administrative costs associated with managing the additional properties.

Interest expense increased $979 due to an increase in interest rates.

Net income decreased from $8,177 to $6,632, a decrease of $1,545.

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

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Operating Partnership.

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

Sovran Acquisition Limited Partnership By: Sovran Holdings, Inc. Its: General Partner
November 13, 2000 Date	By: /S/ David L. Rogers David L. Rogers Chief Financial Officer