Form 10-K
period 2000-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2001-03-30
CIK 1060224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number: 0-24071

Sovran Acquisition Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware	16-1481551
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6467 Main Street
Buffalo, NY 14221
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

Yes   [ X ]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

     As of March 15, 2001, 12,860,926 Units of Limited Partnership Interest were outstanding.

Exhibit Index is on Pages 53 - 54

DOCUMENTS INCORPORATED BY REFERENCE

     Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 17, 2001 (Part III).

ITEM 1.	BUSINESS

General

     Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is one of the largest owners and operators of self-storage properties in the Eastern United States and Texas. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership and, as the context may require, the Company Predecessors.

     The Company is currently a 93.38% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

     As of March 15, 2001 the Operating Partnership owned and operated 222 self-storage properties (individually, a "Property" and collectively, the "Properties") consisting of approximately 12.4 million net rentable square feet, situated in 21 states. The Operating Partnership also manages 8 properties under an agreement with a joint venture consisting of .5 million square feet. As of December 31, 2000, the Properties had a weighted average occupancy of 86% and a weighted average annual rent per occupied square foot of $8.11. The Operating Partnership believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned and managed.

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

     The Operating Partnership's principal executive offices are located at 6467 Main Street, Buffalo, New York 14221, and its telephone number is (716) 633-1850.

Industry Overview

     The Operating Partnership believes that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, some operators, including the Operating Partnership, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full-time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Operating Partnership, and the customer has control of access to the unit.

     The Operating Partnership believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

     According to published data, of the approximately 32,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Operating Partnership believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

     Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Operating Partnership estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 19%.

Property Management

     The Operating Partnership believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Operating Partnership's management system include:

-	Recruiting, training and retaining capable, aggressive on-site Property Managers;
-	Motivating Property Managers by providing incentive-based compensation;
-	Developing and maintaining an integrated marketing plan for each Property; and
-	Performing regular preventive maintenance to avoid significant repair obligations.

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

Marketing Initiatives

     Responding to the increased customer demand for services, the Operating Partnership has initiated several programs expected to increase occupancy and profitability. These programs include:

-

Uncle Bob's Self Storage debut of its humidity-controlled spaces under the name Dri-guard. Through an exclusive agreement, the Operating Partnership became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-

Continuing with patent-pending Flex-a-Space. This innovative construction design allows the Operating Partnership to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer;

-	A Customer Care Center (call center) that services new and existing customer's inquiries. This will allow the capture of sales leads that were previously lost;
-	Increased presence on the Internet, and the establishment of a separate marketing group to capitalize on this venue; and
-	Utilization of a national marketing program that attracts commercial customers who have multi-market self-storage needs.

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

Insurance

     Each of the Properties is covered by fire, flood and property insurance, including comprehensive liability, all-risk property insurance, provided by reputable companies and with commercially reasonable terms. In addition, the Operating Partnership maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Operating Partnership owned Properties in an aggregate amount believed to be adequate.

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

     Several of the Operating Partnership's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, and Storage USA, Inc., are larger and have substantially greater financial resources than the Operating Partnership. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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

     As part of an asset management program, the Operating Partnership expects to "spin-off" non-core, slow-growth properties, into off balance sheet joint ventures. These ventures may allow the Operating Partnership to i) increase incremental revenues through management fees, ii) provide strong returns on its equity left in the joint venture, and iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Operating Partnership sold seven facilities for approximately $20 million to a joint venture in which the Operating Partnership retained a 45% interest.

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

     The Operating Partnership refinanced its credit facility in 2000, replacing its $150 million credit facility and $75 million term note with a $150 million 3-year credit facility, $75 million 3 year term note (extendable to 5 years at the Operating Partnership's option) and $30 million 1 year term note. The proceeds were used to fund the 2000 acquisitions and property expansions and improvements.

     To the extent that the Operating Partnership desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Operating Partnership may utilize preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Operating Partnership's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Operating Partnership has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Operating Partnership's Financial Statements appearing elsewhere herein.

Employees

     The Operating Partnership currently employs a total of 615 employees, including 234 Property Managers, 6 Area Managers, 7 Regional Managers, 3 Executive Vice Presidents and 303 part time employees. At the Operating Partnership's headquarters, in addition to the Company's 3 executive officers, the Operating Partnership employs 59 people engaged in various support activities such as accounting and management information systems. None of the Operating Partnership's employees is covered by a collective bargaining agreement. The Operating Partnership considers its employee relations to be excellent.

ITEM 2.	PROPERTIES

     At December 31, 2000, the Operating Partnership, owned 100% fee simple interests in, and operated, a total of 222 Properties, consisting of approximately 12.4 million net rentable square feet, situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas.

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

     Currently, 216 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Operating Partnership intends to convert all of the Properties to the "Uncle BoB's" trade name.

The table below provides certain information regarding the Operating Partnership owned properties:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/00	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				80%
Birmingham I	1990	36,875	Y		2.7	296	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,500	Y		4.7	395	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	74,050	Y		5.0	612	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,110	Y		4.3	406	6	1	Y	Masonry/Steel Roof
Montgomery II	1984	42,405	Y		2.7	287	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,450	Y		2.4	391	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,520	Y		3.3	290	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,100	N		5.6	344	8	1	N	Metal Wall/Metal Roof
Arizona				84%
Gilbert-Elliot Rd.	1995	59,170	Y		3.3	639	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,076	Y		4.6	632	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,405	Y		1.9	397	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,585	Y		2.1	434	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,635	Y		2.0	531	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,480	Y		4.6	932	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	71,585	Y		4.3	709	8	1	Y	Masonry Wall/Metal Roof
Connecticut				85%
New Haven	1985	47,440	Y		3.9	387	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,380	Y		10.0	349	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,235	Y		6.0	322	7	1	N	Steel Bldg./Steel Roof
Florida				85%
Lakeland 1	1985	48,055	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	146,660	Y		18.7	713	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	43,740	Y		4.0	239	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	53,980	Y		4.0	583	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,992	Y		5.0	453	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,882	Y		2.7	295	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,495	Y		2.8	594	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,080	Y		7.6	646	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	45,585	Y		3.2	410	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,144	Y		8.3	748	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	108,411	Y		7.5	948	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	57,805	Y		3.4	510	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,035	Y		3.4	614	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	54,035	Y		4.4	482	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	64,641	Y		6.1	515	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y		2.7	280	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,445	Y		2.6	319	4	1	Y	Masonry/Steel Roof
Tampa I	1989	60,464	Y		3.3	860	6	1	N	Masonry/Steel Roof
Tampa II	1985	56,468	Y		2.9	758	10	1	N	Masonry/Steel Roof
Tampa III	1988	47,306	Y		2.2	651	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,834	Y		8.5	1,354	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y		1.1	266	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,078	Y		1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	58,395	Y		4.0	553	10	1	Y	Masonry/Steel Roof
West Palm II	1986	30,981	Y		2.3	370	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,040	Y		2.4	261	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	60,010	Y		4.0	578	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,584	Y		4.5	265	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,500	Y		5.9	788	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	43,500	Y		2.7	479	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y		2.9	513	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,704	Y		3.2	502	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,606	Y		2.8	378	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	50,415	Y		3.5	487	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	70,110	Y		4.3	715	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,660	Y		5.3	731	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y		1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,226	Y		4.0	718	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,458	Y		7.0	1,171	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,217	Y		4.0	911	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	63,837	Y		3.6	811	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	89,527	Y		6.2	1,063	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y		1.9	319	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,917	Y		3.1	710	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,262	N		2.5	681	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,255	N		2.9	500	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				86%
Savannah	1981	59,530	Y		5.4	498	11	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,465	Y		3.9	523	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	374	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,695	Y		5.3	407	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,615	Y		3.5	310	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,265	Y		4.2	290	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,800	Y		3.6	446	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	39,130	Y		2.5	332	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,791	Y		3.3	431	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,390	Y		4.0	409	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,790	Y		3.2	356	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,200	Y		3.5	365	4	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	56,096	Y		4.6	406	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	48,195	Y		6.8	422	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	58,940	Y		14.0	520	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,365	Y		2.6	462	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	80,700	Y		5.8	549	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	59,450	Y		6.0	447	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,465	Y		4.9	636	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,125	Y		3.3	444	6	1	Y	Masonry Wall/Metal Roof
Louisiana				80%
Baton Rouge-Airline	1982	72,150	Y		2.5	410	12	1	Y	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	443	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	489	7	1	Y	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	435	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,685	Y		2.0	444	3	1	Y	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	348	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,735	Y		3.4	598	1	1	N	Metal Wall/Metal Roof
Maine				84%
Westbrook	1988	41,000	Y		5.9	430	7	1	Y	Metal Wall/Metal Roof
Maryland				90%
Salisbury	1979	33,560	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,859	Y		2.2	533	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,738	Y		3.1	673	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				91%
New Bedford	1982	42,118	Y		3.4	372	7	1	Y	Steel Bldg./Steel Roof
Springfield	1986	42,146	Y		4.7	329	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,085	Y		2.0	494	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,955	Y		2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,315	Y		3.6	439	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,275	N		3.0	523	1	3	N	Masonry & Metal Wall/Metal Roof
Michigan				88%
Grand Rapids II	1983	32,300	Y		8.0	296	6	1	N	Masonry & Steel Walls
Holland	1978	58,880	Y		8.3	451	10	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	37,653	Y		5.3	282	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,761	Y		16.6	1,681	16	1	Y	Masonry Wall/Metal Roof
Mississippi				89%
Jackson I	1990	42,230	Y		2.0	352	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,835	Y		2.1	310	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,998	Y		1.3	423	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	56,775	Y		5.2	473	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				92%
Salem-Policy	1980	62,775	Y		8.7	546	9	1	Y	Masonry Wall/Metal Roof
New York				90%
Middletown	1988	25,490	Y		2.8	266	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	76,290	Y		5.1	535	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	407	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,610	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,635	Y		6.2	438	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	73,120	Y		7.5	703	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	54,549	Y		3.6	422	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,756	Y		2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	66,490	Y		6.1	642	10	1	Y	Metal Wall/Metal Roof
Monroe	1990	36,240	N		13.3	320	4	1	N	Metal Wall/Metal Roof
North Carolina				80%
Charlotte	1986	37,815	Y		2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	90,576	Y		6.2	989	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,230	Y		3.4	422	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	320	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	48,750	Y		5.6	421	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	31,370	Y		2.9	334	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,328	Y		1.0	301	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	9,625	Y		2.5	90	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	58,720	Y		2.5	497	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,601	Y		5.0	622	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,940	Y		4.7	664	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	50,665	Y		5.0	444	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,960	Y		5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	43,290	Y		8.4	403	6	1	Y	Masonry Wall/Shingle Roof
Ohio				87%
Youngstown	1980	54,830	Y		5.8	364	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	359	9	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,890	Y		4.8	453	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,750	Y		3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	Y	Masonry Wall/Steel Roof
Cleveland III	1986	68,100	Y		3.4	590	12	1	Y	Masonry Wall/Steel Roof
Cleveland IV	1978	65,030	Y		3.5	571	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y		3.1	646	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,120	Y		2.6	377	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,140	Y		4.3	604	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,975	Y		5.7	469	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,910	Y		4.4	300	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,642	Y		5.8	372	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	497	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	545	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,810	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				89%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y		3.0	304	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	48,850	Y		4.1	440	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	58,900	Y		9.2	293	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,250	Y		3.4	509	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,475	Y		4.8	739	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,950	Y		4.1	613	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				89%
East Greenwich	1984	45,680	Y		2.9	407	5	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	25,405	Y		2.0	266	4	1	Y	Metal Wall/Metal Roof
W. Warwick	1986/94	52,351	Y		2.3	487	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				89%
Charleston I	1985	49,714	Y		3.3	408	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y		3.3	394	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,830	Y		6.0	450	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	41,440	Y		3.5	333	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,770	Y		5.6	453	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	350	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	331	10	1	Y	Masonry Wall/Steel Roof
Tennessee				79%
Chattanooga-Lee Hwy	1987	37,220	Y		3.3	389	6	1	Y	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,660	Y		2.4	310	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,005	Y		5.7	645	16	1	Y	Masonry Wall/Metal Roof
Texas				84%
Arlington I	1987	45,965	Y		2.3	383	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	286	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,875	Y		2.4	341	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,920	Y		3.9	486	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	40,170	Y		1.9	285	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	495	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,120	Y		2.4	392	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	44,640	Y		5.4	419	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	70,180	Y		6.4	563	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,871	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y		1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,659	Y		5.9	1,107	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	103,715	Y		6.7	1,084	8	1&2	N	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y		3.8	793	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,914	Y		3.1	742	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y		4.1	671	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y		8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,589	Y		2.3	599	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,830	Y		3.0	491	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y		3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,780	Y		3.2	499	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y		5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,465	Y		7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y		4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,120	Y		7.5	499	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,632	Y		7.4	553	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,185	Y		7.2	530	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	53,035	N		3.0	412	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,675	Y		4.3	547	5	1	Y	Metal Wall/Metal Roof
Virginia				87%
Newport News I	1988	49,875	Y		3.2	436	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,474	Y		3.2	1,130	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,460	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,375	Y		2.1	358	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	52,010	Y		2.7	526	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,475	Y		4.7	408	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y		5.3	435	10	1	Y	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	44,150	Y		2.3	377	4	1	Y	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,438	Y		1.5	202	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,598	Y		3.2	345	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	37,200	Y		12.0	337	7	1	Y	Metal Wall/Steel Roof
Danville	1988	49,672	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,450	Y		3.0	528	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,955	Y		4.0	553	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	590	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	96,623	Y		5.0	934	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,832	Y		5.2	1,276	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	49,947	Y		5.2	457	7	1	N	Masonry Wall/Metal Roof

Total for all Properties	12,421,022			86%	953	110,094	1,779
ITEM 3.	LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow agreement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units. As of March 15, 2001, there were 17 holders of record of Units.

     The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

Quarter Ended	Distributions Per Unit
March 31, 1999	.560
June 30, 1999	.560
September 30, 1999	.570
December 31, 1999	.570
March 31, 2000	.570
June 30, 2000	.570
September 30, 2000	.580
December 31, 2000	.580

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

ITEM 6.	SELECTED FINANCIAL DATA
	At or for Year Ended December 31,
(Dollars in thousands, except per Unit data)	2000	1999	1998	1997	1996
Operating Data:
Total revenues	$ 92,510	$ 84,256	$ 69,360	$ 49,354	$ 33,597
Income before extraordinary
Item	27,730	27,347	25,155	23,763	15,682
Net income	27,519	27,347	24,798	23,763	15,682
Net income per Unit before
Extraordinary item-basic	1.92	1.97	1.94	1.97	1.88
Net income per Unit - basic	1.90	1.97	1.91	1.97	1.88
Net income per Unit - diluted	1.90	1.97	1.91	1.96	1.87
Distribution declared
per unit	2.30	2.26	2.20	2.12	2.05

Balance Sheet Data:
Investment in storage
facilities at cost	$562,721	$556,473	$502,502	$333,036	$220,711
Total Assets	547,139	529,719	490,124	327,073	235,415
Total Debt	231,223	203,253	190,059	39,550	-
Total Liabilities	246,309	218,281	203,439	50,319	8,131

Limited partners' capital
interest at redemption value	16,954	15,888	21,683	14,454	4,435
Partners' capital	283,876	295,550	265,002	262,300	222,849

Other Data:
Net cash provided by
operating activities	$ 39,428	$41,001	$35,151	$31,159	$20,152
Net cash used in
investing activities	(25,274)	(51,335)	(154,367)	(98,765)	(58,760)
Net cash provided by
financing activities	(13,765)	8,382	119,633	53,486	54,563
Funds from operations
available to common
Unitholders (a)	36,262	37,815	35,762	30,294	19,816

(a)  Funds from operations ("FFO") means income (loss) before extraordinary item(computed in accordance with GAAP) (i) less gain on sale of real estate, (ii) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs and (iii) significant non-recurring events (unsuccessful debt offering costs in 1998). FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Operating Partnership. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations. Accordingly, FFO is not a substitute for the Operating Partnership's cash flow or net income as a measure of the Operating Partnership liquidity or operating performance or ability to pay distributions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The Operating Partnership recorded rental revenues of $88.2 million for the year ended December 31, 2000, an increase of $5.8 million or 7% when compared to 1999 rental revenues of $82.4 million. Of this, $3.2 million resulted from the acquisition of 5 stores during 2000 and from having the 1999 acquisitions included for a full year of operations. The additional $2.6 million increase resulted from increased revenues at the 204 core properties considered in same store sales. For this core group, total revenues increased 3.7%, primarily as the result of rental rate increases. Interest and other income increased to $2.1 million in 2000 from $1.2 million in 1999, due to increases in ancillary income from management fees, truck rental and cell towers. A $2.2 million gain was recorded on the sale of 7 stores to a joint venture that is 45% owned by the Operating Partnership. In 1999, the Operating Partnership sold 1 store to an unaffiliated entity resulting in a $.65 million gain.

     Property operating and real estate tax expense increased $2.8 million or 11.4% during the period. Of this, $1 million was incurred by the facilities acquired in 2000 and from having the 1999 acquisitions included for a full year of operations. The remaining $1.8 million increase was incurred in the operation of the 204 core properties, including additional advertising of $1 million related to the Operating Partnership's Flex-a-Space concept in 2000.

     General and administrative expenses increased $0.2 million in 2000. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties.

     In 2000, interest expense increased to $17.5 million from $13.9 million as a result of significant increases in interest rates.

     Depreciation and amortization expense increased to $14.3 million from $13.1 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2000 and a full year of depreciation on 1999 acquisitions.

     The Operating Partnership recorded a $.2 million loss in 2000 from its ownership interest in two real estate joint ventures.

     Earnings before interest, depreciation and amortization, and extraordinary loss increased 9.4% from $54.4 million in 1999 to $59.5 million in 2000 as a result of the aforementioned items.

     A $.2 million extraordinary loss was recorded in 2000 when the Operating Partnership's credit facility and term note were replaced with a new agreement in November 2000.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     In 1999, the Operating Partnership recorded rental revenues of $82.4 million, an increase of $14.2 million or 21% when compared to 1998 rental revenues of $68.2 million. Of this, $11.9 million resulted from the acquisition of 18 stores during 1999 and from having the 1998 acquisitions included for a full year of operations. The additional $2.3 million increase resulted from increased revenues at the 156 core properties considered in same store sales. For this core group, revenues increased 3.9%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of .4% to 86%. Interest and other income increased to $1.2 million in 1999 from $1.1 million in 1998. The Operating Partnership sold 1 store to an unaffiliated entity resulting in a $.65 million gain.

     Property operating and real estate tax expense increased $4.8 million or 24.8% during the period. Of this, $3.9 million was incurred by the facilities acquired in 1999 and from having the 1998 acquisitions included for a full year of operations, and $0.9 million additional cost was incurred in the operation of the 156 core properties.

     General and administrative expenses increased $0.7 million in 1999. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the start-up and marketing costs related to Uncle Bob's Flex-a-Space.

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

PRO FORMA YEAR ENDED DECEMBER 31, 2000 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1999

     The following unaudited pro forma information shows the results of operations as though the acquisitions and sales of storage facilities in 2000 and 1999, and the preferred stock offering in 1999 had all occurred as of the beginning of 1999.

	Year ended December 31,
(Dollars in thousands)	2000	1999

Revenues:
Rental income	$85,917	$83,485
Interest and other income	1,664	1,474
Gain on sale of real estate	-	-

Total revenues	87,581	84,959

Expenses:
Property operations and maintenance	18,839	17,257
Real estate taxes	7,517	7,435
General and administrative	5,786	5,591
Interest	17,464	17,464
Depreciation and amortization	14,331	14,331
Equity in income of joint ventures	(233)	(226)

Total expenses	63,704	61,852

Income before extraordinary item	23,877	23,107

Extraordinary loss on extinguishment of debt	(211)	-

Net income	$23,666	$23,107

Series B preferred stock dividend	(2,955)	(2,955)

Net income available to common unitholders	$20,711	$20,152

     Total revenues of $87.6 million in 2000 increased by 3.1% over 1999's revenues of $85.0 million, primarily as a result of rate increases at the stores and increases in other income.

     Operating expenses and real estate taxes in 2000 were $26.4 million, as compared to $24.7 million in 1999, an increase of 7%. The increase was due to advertising spending in 2000 related to the Operating Partnership's Flex-a-Space initiative and increases in operating costs.

     General and administrative costs were determined by the Operating Partnership's historical costs incurred in the management of properties.

     Interest expense in both years was determined by applying the 2000 year-end rate and the applicable non-usage fee associated with the Operating Partnership's credit facility.

     Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

     The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $124 million was drawn on December 31, 2000. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

     In addition to the credit facility, the Operating Partnership has two unsecured term notes; one in the amount of $30 million due November 2001 bearing interest at LIBOR plus 1.375% and the other in the amount of $75 million bearing interest at LIBOR plus 1.75%. This note has a maturity date of November 2003, but can be extended through November 2005 at the Operating Partnership's option.

     The credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).

     In July 1999 the Operating Partnership issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the outstanding balance on the credit facility. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

     During the years 1998 through 2000, there has been a net outflow of capital from the REIT sector, which has depressed prices of common shares of most REITs, including the Company's. While the last quarter of 2000 showed a reverse of this trend, the improvement has not been sufficient to encourage management to plan on issuing equity in the form of common shares. To do so at a share price below net asset value would be dilutive to existing shareholders.

     In 2000, the Company acquired 396,500 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through December 31, 2000 the Company has reacquired 772,000 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

     The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2001. The Operating Partnership expects to fund its maturing obligations and its future growth through issuance of secured or unsecured term notes, issuance of preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

     During 2000 the Operating Partnership used borrowings pursuant to the line of credit and term note to acquire 5 properties comprising 0.2 million square feet from unaffiliated storage operators. These properties are located in existing markets in Alabama, Florida, Massachusetts, New York, and Texas. In 1999, 18 facilities totaling .9 million square feet were acquired. At December 31, 2000, the Operating Partnership owned and operated 222 facilities in 21 states and managed 8 others as part of a joint venture agreement.

DISPOSITION OF PROPERTIES

     During 2000 the Operating Partnership sold 7 properties for approximately $20 million, recognizing a gain of $2.1 million. The properties were sold to a joint venture in which the Operating Partnership retained a 45% interest, and whose properties the Operating Partnership will manage for an ongoing fee. The Operating Partnership invested $5 million of the proceeds in the venture to fund its 45% interest, and received a short-term promissory note of approximately $15 million. Upon repayment of the note, the Operating Partnership will use the proceeds to pay down its outstanding line of credit, freeing up working capital for future acquisition and development.

     The Operating Partnership will seek to sell additional properties to similar joint venture programs in 2001.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

     The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     At December 31, 2000, the Operating Partnership had no contracts to acquire additional properties.

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

Distribution Requirements of the Company and Impact on the Operating Partnership

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2001 may be applied toward the Company's 2000 distribution requirement. The Company's source of funds for such distributions are solely and directly from the Operating Partnership. As of January 1, 2001, the taxable income distribution requirement for REITs was reduced from 95% to 90%.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2000, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

     As of December 31, 2000, the Operating Partnership has two outstanding interest rate cap agreements. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Operating Partnership the rate in excess of 8.25% multiplied by $75 million for the outstanding period.

     Based upon the Operating Partnership's indebtedness at December 31, 2000, and taking the interest rate cap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $2.3 million.

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

UNITHOLDER INFORMATION

CORPORATE HEADQUARTERS
6467 Main Street
Buffalo, New York 14221
716-633-1850

SOVRAN'S WEBSITE
http://www.sovranss.com

FORM 10-K REPORT
A copy of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities Exchange Commission, will be furnished to unitholders without charge upon written request. Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Diane M. Piegza, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required is included in Item 7 under the heading Interest Rate Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets - Sovran Acquisition Limited Partnership
	December 31,
(Dollars in thousands)	2000	1999
Assets
Investment in storage facilities
Land	$110,874	$111,833
Building and equipment	451,847	444,640
	562,721	556,473
Less accumulated depreciation	(45,253)	(33,453)
	________	________
Investment in storage facilities, net	517,468	523,020
Cash and cash equivalents	1,421	1,032
Accounts receivable	1,141	1,159
Receivable from related parties	2,007	637
Notes receivable from joint ventures	15,772	-
Investment in joint ventures	4,033	862
Prepaid expenses and other assets	5,297	3,009
	________	________
Total Assets	$547,139	$529,719
	========	========
Liabilities
Line of credit	$124,000	$123,000
Term note	105,000	75,000
Accounts payable and accrued liabilities	4,393	4,210
Deferred revenue	3,221	3,322
Accrued distributions	7,472	7,496
Mortgage payable	2,223	5,253
	________	________
Total Liabilities	246,309	218,281

Limited partners' capital interest
(853,037 units in 2000 and 1999),
at redemption value (Note 1)	16,954	15,888

Partners' Capital
General partner (219, 567
Units issued and outstanding,
in 2000 and 1999)	5,171	5,283

Limited partner (11,809,120 and
12,079,596 units issued and
Outstanding in 2000 and 1999,
Respectively)	248,705	260,267
Preferred Partners (1,2000,000 Series B
Preferred Units, at $25 liquidation
Preference)	30,000	30,000
	________	________
Total partners' capital	283,876	295,550

Total liabilities and	________	________
Partners' capital	$547,139	$529,719
	========	========
(See notes to financial statements.)

Sovran Acquisition Limited Partnership
Statements of Operations
\ Dollars in thousands, except per unit data)	Year Ended December 31, 2000	Year Ended December 31, 1 999	Year Ended December 31, 1998

Revenues
Rental income	$88,208	$82,387	$68,231
Interest and other income	2,141	1,217	1,129
Gain on sale of real estate	2,161	652	-
	__________	__________	__________
Total revenues	92,510	84,256	69,360

Expenses:
Property operations and
Maintenance	19,329	17,035	13,793
Real estate taxes	7,718	7,238	5,659
General and administrative	5,786	5,571	4,849
Interest	17,497	13,927	9,601
Depreciation and
Amortization	14,273	13,138	10,303
Equity in losses of joint
Ventures	177	-	-
Total expenses	64,780	56,909	44,205
Income before
Extraordinary item	27,730	27,347	25,155
Extraordinary loss on
Extinguishment of debt	(211)	-	(357)
Net income	$27,519	$27,347	$24,798

Distributions to preferred
Unitholders	(2,955)	(1,239)	-
Net income available to
Common unitholders	$24,564	$26,108	$24,798
	=========	=========	=========
Earnings per unit
Before extraordinary
Item-basic	$ 1.92	$ 1.97	$ 1.94

Extraordinary loss	$ (0.02)	$ -	$ (0.03)

Earnings per unit-basic	$ 1.90	$ 1.97	$ 1.91

Earnings per unit-diluted	$ 1.90	$ 1.97	$ 1.91

Distributions declared per unit	$ 2.30	$ 2.26	$ 2.20
(See notes to financial statements.)

Sovran Acquisition Limited Partnership
Statements of Partners' Capital

(Dollars in thousands)	Sovran Holdings, Inc. General Partner	Sovran Self Storage Inc. Limited Partner	Preferred Partners	Total Partners' Capital	Limited Partners' Capital Interest

Balance January 1, 1998	$ 5,257	$ 257,043	$ -	$ 262,300	$ 14,454

Proceeds from issuance of common stock	-	538	-	538	-
Issuance of redeemable units for acquisition of storage facilities	-	-	-	-	11,367
Issuance of common stock for acquisition of storage facilities	-	3,336	-	3,336	-
Exercise of stock options	-	362	-	362	-
Earned portion of restricted stock	-	36	-	36	-
Purchase of treasury shares	-	(1,990)	-	(1,990)	-
Net income	443	23,097	-	23,540	1,258
Distributions	(483)	(26,585)	-	(27,068)	(1,448)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	67	3,881	-	3,948	(3,948)
Balance December 31, 1998	5,284	259,718	-	265,002	21,683

Proceeds from issuance of common stock	-	6,435	-	6,435	-
Redemption of Partnership Units	-	-	-	-	(261)
Issuance of 9.85% Series B Preferred Units	-	(1,415)	30,000	28,585	-
Exercise of stock options	-	169	-	169	-
Earned portion of restricted stock	-	102	-	102	-
Purchase of treasury shares	-	(6,454)	-	(6,454)	-
Deferred compensation	-	22	-	22	-
Net income	427	25,158	-	25,585	1,762
Distributions	(517)	(28,736)	-	(29,253)	(1,939)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	89	5,268	-	5,357	(5,357)
Balance December 31, 1999	5,283	260,267	30,000	295,550	15,888

Proceeds from issuance of common stock	-	2,064	-	2,064	-
Earned portion of restricted stock	-	137	-	137	-
Purchase of treasury shares	-	(7,784)	-	(7,784)	-
Deferred compensation	-	50	-	50	-
Net income	469	25,238	-	25,707	1,812
Distributions	(559)	(30,073)	-	(30,632)	(1,962)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(22)	(1,194)	-	(1,216)	1,216
Balance December 31, 2000	$ 5,171	$ 248,705	$ 30,000	$ 283,876	$ 16,954

See notes to financial statements.

Sovran Acquisition Limited Partnership
Statements of Cash Flows of the Operating Partnership

	Year Ended December 31,
(dollars in thousands)	2000	1999	1998

Operating Activities
Net income	$ 27,519	$ 27,347	$ 24,798
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	211	-	357
Depreciation and amortization	14,273	13,138	10,303
Gain on sale of real estate	(2,161)	(652)	-
Equity in losses of joint ventures	177	-	-
Restricted stock earned	137	102	36
Changes in assets and liabilities:
Accounts receivable	20	(73)	(812)
Fees receivable from joint venture	(711)	-	-
Prepaid expenses and other assets	(70)	73	(51)
Accounts payable and other liabilities	203	988	483
Deferred revenue	(170)	78	37

Net cash provided by operating activities	39,428	41,001	35,151

Investing Activities
Additions to storage facilities	(23,390)	(53,090)	(153,367)
Proceeds from sale of real estate	-	2,302	-
Cash investment in joint ventures	(514)	(212)	(650)
Advances to related parties	(1,370)	(287)	(350)
Other assets	-	(48)	-

Net cash used in investing activities	(25,274)	(51,335)	(154,367)

Financing Activities
Net proceeds from sale of common stock	2,064	6,604	900
Net proceeds from sale of preferred stock	-	28,585	-
Proceeds from line of credit	1,000	11,000	76,000
Proceeds from term note	30,000	-	75,000
Financing costs	(3,388)	-	(1,824)
Distributions paid	(32,627)	(31,074)	(27,953)
Purchase of treasury stock	(7,784)	(6,454)	(1990)
Redemption of partnership units	-	(261)	-
Mortgage principal payments	(3,030)	(18)	(500)

Net cash provided by financing activities	(13,765)	8,382	119,633
Net (decrease) increase in cash	389	(1,952)	417
Cash at beginning of period	1,032	2,984	2,567
Cash at end of period	$ 1,421	$ 1,032	$ 2,984

Supplemental cash flow information
Cash paid for interest	$ 16,948	$ 13,966	$ 9,024
Notes receivable from sale of storage facilities to joint venture	15,000	-	-
Investment in joint venture received as part of sale of storage facilities	2,834	-	-
Storage facilities acquired through issuance of Operating Partnership Units and Common Stock	-	-	14,703
Storage facilities acquired through assumption of mortgage	-	2,212	-
Fair value of net liabilities assumed on the acquisition of storage facilities	83	463	1,458

Distributions declared but unpaid at December 31, 2000, 1999 and 1998 were $7,472, $7,496, and $7,378, respectively.

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Sovran Acquisition Limited Partnership - December 31, 2000

1.  ORGANIZATION

     Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2000, the Operating Partnership owned 222 self-storage properties in 21 states. The Operating Partnership also manages 8 properties under an agreement with a joint venture that is 45% owned by the Company.

     As of December 31, 2000, the Company was a 93.38% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

Revenue and Expense Recognition:  Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2000, 1999, and 1998 were $1.4 million, $.4 million and $.3 million, respectively.

Interest and Other Income:  Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.

Investment in Storage Facilities:  Storage facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements which extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

     Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2000 and 1999, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

Prepaid Expenses and Other Assets:  Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 2000, consist primarily of loan acquisition costs of approximately $3,388, net of accumulated amortization of approximately $177; and covenants not to compete of $785, net of accumulated amortization of $728. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $921, $879 and $541 for the periods ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes:  No provision has been made for income taxes in the accompanying financial statements since the Operating Partnership qualifies as a partnership for federal and state income tax purposes and its partners are required to include their respective shares of profits and losses in their income tax returns.

Reclassification:  Certain amounts from the 1999 financial statements have been reclassified to conform with the current year presentation.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effect of New Accounting Pronouncement:  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as either assets or liabilities in the balance sheet and measure those instruments at fair value. The intended use of the derivatives and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

This new standard must be adopted for year 2001 financial reporting. At December 31, 2000, the Operating Partnership did not have any material transactions that would require reporting under "Accounting for Derivative Instruments and Hedging Activities. "

3.  EARNINGS PER UNIT

     The Operating Partnership reports earnings per unit data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per unit, the Operating Partnership excludes preferred stock dividends from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per unit.

(Amounts in thousands, except per unit data)	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998

Numerator:
Net Income available to common unitholders	$ 24,564	$ 26,108	$ 24,798

Denominator:
Denominator for basic earnings per unit - weighted average units	12,920	13,267	12,948

Effect of Dilutive Securities:
Options for Company stock Denominator for diluted earnings per unit - adjusted weighted - average units and assumed conversion	1 12,921	3 13,270	38 12,986

Basic Earnings per Common Unit	$ 1.90	$ 1.97	$ 1.91
Diluted Earnings per Common Unit	$ 1.90	$ 1.97	$ 1.91

4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2000 and December 31, 1999.

(Dollars in thousands)	2000	1999

Cost:
Beginning balance	$ 556,473	$ 502,502
Property acquisitions	11,239	45,811
Improvements and equipment additions	12,228	9,959
Dispositions	(17,219)	(1,799)

Ending balance	$ 562,721	$ 556,473

Accumulated Depreciation:
Beginning balance	$ 33,453	$ 21,339
Additions during the year	13,352	12,259
Dispositions	(1,552)	(145)

Ending balance	$ 45,253	$ 33,453

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

     In November 2000, the Operating Partnership entered into a $255 million unsecured credit facility which replaced in their entirety the Operating Partnership's $150 million credit facility and $75 million term note. The new facility consists of a $150 million revolving line of credit through November 2003 at LIBOR plus 1.375%, a $75 million term loan through November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.375%. The weighted average interest rate at December 31, 2000 on the Operating Partnership's credit facility was approximately 8.2% (7.2% at December 31, 1999). At December 31, 2000, there was $26 million available on the line of credit.

     The Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $211,000 and $357,000 in 2000 and 1998, representing the unamortized financing costs of credit facilities that were terminated.

     As of December 31, 2000, the Operating Partnership has two outstanding interest rate cap agreements. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Operating Partnership the rate in excess of 8.25% multiplied by $75 million for the outstanding period.

     The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions and dispositions of storage facilities in 2000 and 1999, and the preferred stock offering in 1999 had all occurred as of the beginning of 1999.

	Year ended December 31,
(Dollars in thousands, except unit data)	2000	1999

Total revenues	$ 87,581	$ 84,959

Total expenses	(63,704)	(61,852)

Income before extraordinary loss	23,877	23,107

Net Income	$ 23,666	$ 23,107

Net income available to common unitholders	$ 20,711	$ 20,152

Earnings per common unit before extraordinary loss - basic	$ 1.62	$ 1.56

Earnings per common unit - basic	$ 1.60	$ 1.56

Earnings per common unit - diluted	$ 1.60	$ 1.56

Common units used in basic earnings per unit calculation	12,881,724	12,881,724

     Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

7.  STOCK OPTIONS

     The Operating Partnership accounts for Company stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the number of stock options granted is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per unit under the new method. The Operating Partnership will issue a Unit to the Company for each common share of the Company issued under the following plans.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2000, options for 577,550 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances is 900,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2000, options for 61,500 shares were outstanding under the Non-employee Plan.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5% in 2000, 7.0% for 1999 and 5.5% for 1998, dividend yield of 11% for 2000, 10% for 1999 and 8% for 1998, volatility factor of the expected market price of the Company's common stock of .21 for 2000 and 1999, and .19 for 1998. The average fair value of options granted was $.90 in 2000, $1.76 in 1999 and $2.05 in 1998.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Operating Partnership's pro forma information for the year ended December  31, 2000, 1999 and 1998 follows (in thousands, except for earnings per unit information).

	2000	1999	1998

Pro forma net income available to common unitholders	$ 24,454	$ 26,001	$ 24,640
Pro forma earnings per share:
Basic	$ 1.89	$ 1.96	$ 1.90
Diluted	$ 1.89	$ 1.96	$ 1.90

     The Company has also issued 35,475 shares of restricted stock to employees which vest over a four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $29.19. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2000		1999		1998
	Options	Weighted Average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year:	433,050	$ 25.32	387,600	$ 25.99	295,250	$ 25.36

Rented	212,000	19.19	58,200	27.18	110,350	27.91
Exercised	-	-	(6,750)	23.00	(15,750)	23.00
Forfeited	(6,000)	19.06	(6,000)	30.62	(2,250)	23.00

Outstanding at end of year	639,050	$ 23.67	433,050	$ 25.32	387,600	$ 25.99

Exercisable at end of year	328,743	$ 24.24	305,910	$ 24.27	208,500	$ 24.19

Exercise prices for options outstanding as of December 31, 2000 ranged from $19.07 to $29.66. The weighted average remaining contractual life of those options is 6.95 years.

8.  RETIREMENT PLAN

     Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Operating Partnership was approximately $60,000, $56,000 and $53,000 for the year ended December 31, 2000, 1999 and 1998, respectively.

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

10.  INVESTMENT IN JOINT VENTURES

     Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 8 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

     In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain is deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment was recorded at $3.1 million. The deferred gain will be amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2000, the Operating Partnership's share of Locke Sovran I, LLC's loss was $58,000.

     The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2000. The majority of the $1 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture. For the year ended December 31, 2000, the Operating Partnership's share of Iskalo Office Holdings, LLC's loss was $119,000.

11.  PREFERRED STOCK

     On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until on or after July 30, 2004, after which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

     Holders of the Series B Preferred Stock generally have no voting rights. However, if the Company does not pay dividends on the Series B shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until all Series B dividends are paid.

12.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands, except per unit data).

2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Revenues	$ 21,798	$ 22,289	$ 23,486	$ 24,937
Income before extraordinary loss	$ 6,219	$ 6,408	$ 6,632	$ 8,471
Net income	$ 6,219	$ 6,408	$ 6,632	$ 8,260
Net income available to common unitholders	$ 5,480	$ 5,669	$ 5,893	$ 7,522
Net income per common unit Before extraordinary loss - basic	$ 0.42	$ 0.44	$ 0.46	$ 0.60
Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.58
Diluted	$ 0.42	$ 0.44	$ 0.46	$ 0.58

1999 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Revenues	$ 19,451	$ 20,605	$ 22,570	$ 21,630
Net income	$ 6,263	$ 6,595	$ 8,177	$ 6,312
Net income available to common unitholders	$ 6,263	$ 6,595	$ 7,676	$ 5,574
Net income per common unit
Basic	$ 0.47	$ 0.50	$ 0.57	$ 0.43
Diluted	$ 0.47	$ 0.50	$ 0.57	$ 0.43

13.  COMMITMENTS AND CONTINGENCIES

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

14.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow agreement, the Operating Partnership does not believe that the lawsuit will have a material adverse effect upon the Company.

15.  INTERNAL PROPERTY ACQUISITION COSTS

     On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Operating Partnership had previously capitalized such costs and has complied with the consensus prospectively. The amount of such costs capitalized in 1998 (through the date of the pronouncement) was $238,000.

Report of Independent Auditors

The Board of Directors and Partners
Sovran Acquisition Limited Partnership:

     We have audited the accompanying balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Acquisition Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovran Acquisition Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
February 2, 2001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

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

     The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 17, 2001.

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

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 17, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

     The Company beneficially owns 12,028,687 Units which constitute 93.38% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.

     The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 17, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

-

On January 21, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $700,574 to the Operating Partnership in exchange for 37,233 Units.

-

On February 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $7,020 to the Operating Partnership in exchange for 372 Units.

-

On March 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $18,349 to the Operating Partnership in exchange for 978 Units.

-

On April 20, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $49,914 to the Operating Partnership in exchange for 2,585 Units.

-

On May 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $35,069 to the Operating Partnership in exchange for 1,759 Units.

-

On June 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $36,225 to the Operating Partnership in exchange for 1,766 Units.

-	On June 27, 2000, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 17,075 Units to the Company.
-

On July 21, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $529,458 to the Operating Partnership in exchange for 24,374 Units.

-

On August 21, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $10,961 to the Operating Partnership in exchange for 553 Units.

-

On September 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $15,288 to the Operating Partnership in exchange for 790 Units.

-

On October 20, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $518,098 to the Operating Partnership in exchange for 26,980 Units.

-

On November 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $84,756 to the Operating Partnership in exchange for 4,691 Units.

-

On December 22, 2000, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $129,966 to the Operating Partnership in exchange for 6,867 Units.

Item 13.	Certain Relationship and Related Transactions

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.

Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
	(i)	Balance Sheets for Years Ended December 31, 2000 and 1999.
	(ii)	Statements of Operations for Years Ended December 31, 2000, 1999, and 1998.
	(iii)	Statements of Partners' Capital of the for Years Ended December 31, 2000, 1999, and 1998.
	(iv)	Statements of Cash Flows for Years Ended December 31, 2000, 1999, and 1998.
	(v)	Notes to Financial Statements.

2.	The following financial statement schedule as of the period ended December 31, 2000 is included in this Annual Report on From 10-K.

Schedule III Real Estate and Accumulated Depreciation.

      All other financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or the notes thereto.

3.	Exhibits - See the Exhibit Index beginning on page 53 of this Annual Report on Form 10-K.
	(b)	Reports on Form 8-K. None.

Sovran Acquisition Limited Partnership

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2000
	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA	$ 363	$ 1,679	$ 147	$ 363	$ 1,826	$ 2,189	$ 259	6/26/95
Boston-Metro II	MA	680	1,616	123	680	1,739	2,419	243	6/26/95
E. Providence	RI	345	1,268	120	345	1,388	1,733	197	6/26/95
Charleston I	SC	416	1,516	138	416	1,654	2,070	251	6/26/95
Lakeland I	FL	397	1,424	120	397	1,544	1,941	219	6/26/95
Charlotte	NC	308	1,102	172	308	1,274	1,582	168	6/26/95
Tallahassee I	FL	770	2,734	1,277	770	4,011	4,781	459	6/26/95
Youngstown	OH	239	1,110	186	239	1,296	1,535	200	6/26/95
Cleveland-Metro I	OH	179	836	308	179	1,144	1,323	146	6/26/95
Cleveland-Metro II	OH	701	1,659	112	701	1,771	2,472	261	6/26/95
Tallahassee II	FL	204	734	209	204	943	1,147	131	6/26/95
Pt. St. Lucie	FL	395	1,501	194	395	1,695	2,090	265	6/26/95
Deltona	FL	483	1,752	321	483	2,073	2,556	284	6/26/95
Middletown	NY	224	808	457	224	1,265	1,489	151	6/26/95
Buffalo I	NY	423	1,531	771	497	2,228	2,725	306	6/26/95
Rochester I	NY	395	1,404	75	395	1,479	1,874	202	6/26/95
Salisbury	MD	164	760	211	164	971	1,135	126	6/26/95
New Bedford	MA	367	1,325	204	367	1,529	1,896	223	6/26/95
Fayetteville	NC	853	3,057	119	853	3,176	4,029	443	6/26/95
Allentown	PA	199	921	785	203	1,702	1,905	173	6/26/95
Jacksonville I	FL	152	728	202	152	930	1,082	150	6/26/95
Columbia I	SC	268	1,248	47	268	1,295	1,563	187	6/26/95
Rochester II	NY	230	847	154	234	997	1,231	140	6/26/95
Savannah I	GA	463	1,684	322	463	2,006	2,469	268	6/26/95
Greensboro	NC	444	1,613	153	444	1,766	2,210	249	6/26/95
Raleigh I	NC	649	2,329	174	649	2,503	3,152	344	6/26/95
New Haven	CT	387	1,402	358	387	1,760	2,147	220	6/26/95
Atlanta-Metro I	GA	844	2,021	274	844	2,295	3,139	316	6/26/95
Atlanta-Metro II	GA	302	1,103	131	303	1,233	1,536	192	6/26/95
Buffalo II	NY	315	745	186	315	931	1,246	131	6/26/95
Raleigh II	NC	321	1,150	214	321	1,364	1,685	190	6/26/95
Columbia II	SC	361	1,331	106	374	1,424	1,798	220	6/26/95
Columbia III	SC	189	719	144	189	863	1,052	140	6/26/95
Columbia IV	SC	488	1,188	180	488	1,368	1,856	209	6/26/95
Atlanta-Metro III	GA	430	1,579	140	430	1,719	2,149	264	6/26/95
Orlando I	FL	513	1,930	181	513	2,111	2,624	317	6/26/95
Spartanburg	SC	331	1,209	108	331	1,317	1,648	187	6/26/95
Sharon	PA	194	912	224	194	1,136	1,330	162	6/26/95
Ft. Lauderdale	FL	1,503	3,619	241	1,503	3,860	5,363	558	6/26/95
West Palm I	FL	398	1,035	94	398	1,129	1,527	184	6/26/95
Atlanta-Metro IV	GA	423	1,015	149	424	1,163	1,587	172	6/26/95
Atlanta-Metro V	GA	483	1,166	119	483	1,285	1,768	191	6/26/95
Atlanta-Metro VI	GA	308	1,116	193	308	1,309	1,617	212	6/26/95
Atlanta-Metro VII	GA	170	786	125	174	907	1,081	144	6/26/95
Atlanta-Metro VIII	GA	413	999	280	413	1,279	1,692	194	6/26/95
Baltimore I	MD	154	555	115	154	670	824	101	6/26/95
Baltimore II	MD	479	1,742	468	479	2,210	2,689	286	6/26/95
Augusta I	GA	357	1,296	116	357	1,412	1,769	198	6/26/95
Macon I	GA	231	1,081	77	231	1,158	1,389	175	6/26/95
Melbourne I	FL	883	2,104	1,148	883	3,252	4,135	388	6/26/95
Newport News	VA	316	1,471	205	316	1,676	1,992	252	6/26/95
Pensacola I	FL	632	2,962	270	651	3,213	3,864	473	6/26/95
Augusta II	GA	315	1,139	147	315	1,286	1,601	187	6/26/95
Hartford-Metro I	CT	715	1,695	379	715	2,074	2,789	259	6/26/95
Atlanta-Metro IX	GA	304	1,118	358	304	1,476	1,780	196	6/26/95
Alexandria	VA	1,375	3,220	179	1,375	3,399	4,774	465	6/26/95
Pensacola II	FL	244	901	143	244	1,044	1,288	182	6/26/95
Melbourne II	FL	834	2,066	122	834	2,188	3,022	361	6/26/95
Hartford-Metro II	CT	234	861	70	234	931	1,165	132	6/26/95
Atlanta-Metro X	GA	256	1,244	87	256	1,331	1,587	208	6/26/95
Norfolk I	VA	313	1,462	383	313	1,845	2,158	226	6/26/95
Norfolk II	VA	278	1,004	172	278	1,176	1,454	189	6/26/95
Birmingham I	AL	307	1,415	155	307	1,570	1,877	211	6/26/95
Birmingham II	AL	730	1,725	218	730	1,943	2,673	262	6/26/95
Montgomery I	AL	863	2,041	131	863	2,172	3,035	312	6/26/95
Jacksonville II	FL	326	1,515	140	326	1,655	1,981	237	6/26/95
Pensacola II	FL	369	1,358	239	369	1,597	1,966	254	6/26/95
Pensacola IV	FL	244	1,128	120	244	1,248	1,492	199	6/26/95
Pensacola V	FL	226	1,046	220	226	1,266	1,492	200	6/26/95
Tampa I	FL	1,088	2,597	259	1,088	2,856	3,944	423	6/26/95
Tampa II	FL	526	1,958	240	526	2,198	2,724	359	6/26/95
Tampa III	FL	672	2,439	220	672	2,659	3,331	396	6/26/95
Jackson I	MS	343	1,580	173	343	1,753	2,096	263	6/26/95
Jackson II	MS	209	964	261	209	1,225	1,434	181	6/26/95
Richmond	VA	443	1,602	176	443	1,778	2,221	267	8/25/95
Orlando II	FL	1,161	2,755	227	1,162	2,981	4,143	425	9/29/95
Birmingham III	AL	424	1,506	366	424	1,872	2,296	263	1/16/96
Macon II	GA	431	1,567	73	431	1,640	2,071	216	12/1/95
Harrisburg I	PA	360	1,641	162	360	1,803	2,163	255	12/29/95
Harrisburg II	PA	627	2,224	209	636	2,424	3,060	328	12/29/95
Syracuse I	NY	470	1,712	134	472	1,844	2,316	240	12/27/95
Ft. Myers	FL	205	912	87	206	998	1,204	182	12/28/95
Ft. Myers II	FL	412	1,703	204	413	1,906	2,319	331	12/28/95
Newport News II	VA	442	1,592	87	442	1,679	2,121	215	1/5/96
Montgomery II	AL	353	1,299	98	353	1,397	1,750	190	1/23/96
Charlestown II	SC	237	858	157	232	1,020	1,252	129	3/1/96
Tampa IV	FL	766	1,800	172	766	1,972	2,738	234	3/28/96
Arlington I	TX	442	1,767	142	442	1,909	2,351	223	3/29/96
Arlington II	TX	408	1,662	222	408	1,884	2,292	266	3/29/96
Ft. Worth	TX	328	1,324	84	328	1,408	1,736	173	3/29/96
San Antonio I	TX	436	1,759	164	436	1,923	2,359	250	3/29/96
San Antonio II	TX	289	1,161	129	289	1,290	1,579	174	3/29/96
Syracuse II	NY	481	1,559	496	671	1,865	2,536	214	6/5/96
Montgomery III	AL	279	1,014	129	279	1,143	1,422	151	5/21/96
West Palm II	FL	345	1,262	108	345	1,370	1,715	170	5/29/96
Ft. Myers III	FL	229	884	67	229	951	1,180	120	5/29/96
Pittsburgh	PA	545	1,940	98	545	2,038	2,583	237	6/19/96
Lakeland II	FL	359	1,287	784	359	2,071	2,430	198	6/26/96
Springfield	MA	251	917	374	297	1,245	1,542	175	6/28/96
Ft. Myers IV	FL	344	1,254	131	344	1,385	1,729	167	6/28/96
Baltimore III	MD	777	2,770	91	777	2,861	3,638	321	7/26/96
Jacksonville III	FL	568	2,028	562	568	2,590	3,158	276	8/23/96
Jacksonville IV	FL	436	1,635	100	436	1,735	2,171	228	8/26/96
Pittsburgh II	PA	627	2,257	617	631	2,870	3,501	303	8/28/96
Jacksonville V	FL	535	2,033	78	538	2,108	2,646	277	8/30/96
Charlotte II	NC	487	1,754	41	487	1,795	2,282	197	9/16/96
Charlotte III	NC	315	1,131	71	315	1,202	1,517	131	9/16/96
Orlando III	FL	314	1,113	293	314	1,406	1,720	157	10/30/96
Rochester III	NY	704	2,496	143	708	2,635	3,343	258	12/20/96
Youngstown II	OH	600	2,142	71	600	2,213	2,813	226	1/10/97
Akron	OH	413	1,478	86	413	1,564	1,977	155	1/10/97
Cleveland III	OH	751	2,676	340	751	3,016	3,767	301	1/10/97
Cleveland IV	OH	725	2,586	326	725	2,912	3,637	311	1/10/97
Cleveland V	OH	637	2,918	495	637	3,413	4,050	339	1/10/97
Cleveland VI	OH	495	1,781	296	495	2,077	2,572	213	1/10/97
Cleveland VII	OH	761	2,714	451	761	3,165	3,926	338	1/10/97
Cleveland VIII	OH	418	1,921	571	418	2,492	2,910	269	1/10/97
Cleveland IX	OH	606	2,164	159	606	2,323	2,929	234	1/10/97
Grand Rapids II	MI	219	790	481	219	1,271	1,490	117	1/17/97
Holland	MI	451	1,830	421	451	2,251	2,702	254	1/17/97
San Antonio III	TX	474	1,686	113	474	1,799	2,273	180	1/30/97
Universal	TX	346	1,236	56	346	1,292	1,638	130	1/30/97
San Antonio IV	TX	432	1,560	62	432	1,622	2,054	171	1/30/97
Houston-Eastex	TX	634	2,565	55	634	2,620	3,254	252	3/26/97
Houston-Nederland	TX	566	2,279	99	566	2,378	2,944	225	3/26/97
Houston-College	TX	293	1,357	158	293	1,515	1,808	140	3/26/97
Lynchburg-Lakeside	VA	335	1,342	127	335	1,469	1,804	168	3/31/97
Lynchburg-Timberlake	VA	328	1,315	233	328	1,548	1,876	163	3/31/97
Lynchburg-Amherst	VA	155	710	150	152	863	1,015	97	3/31/97
Christiansburg	VA	245	1,120	102	245	1,222	1,467	115	3/31/97
Chesapeake	VA	260	1,043	188	260	1,231	1,491	114	3/31/97
Danville	VA	326	1,488	32	326	1,520	1,846	145	3/31/97
Orlando-W 25th St.	FL	289	1,160	84	289	1,244	1,533	121	3/31/97
Delray I-Mini	FL	491	1,756	352	491	2,108	2,599	200	4/11/97
Savannah II	GA	296	1,196	111	296	1,307	1,603	128	5/8/97
Delray II-Safeway	FL	921	3,282	129	921	3,411	4,332	312	5/21/97
Cleveland X-Avon	OH	301	1,214	201	303	1,413	1,716	132	6/4/97
Dallas-Skillman	TX	960	3,847	430	960	4,277	5,237	453	6/30/97
Dallas-Centennial	TX	965	3,864	402	943	4,288	5,231	441	6/30/97
Dallas-Samuell	TX	570	2,285	343	570	2,628	3,198	284	6/30/97
Dallas-Hargrove	TX	370	1,486	228	370	1,714	2,084	204	6/30/97
Houston-Antione	TX	515	2,074	240	515	2,314	2,829	244	6/30/97
Atlanta-Alpharetta	GA	1,033	3,753	134	1,033	3,887	4,920	379	7/24/97
Atlanta-Marietta	GA	769	2,788	29	769	2,817	3,586	252	7/24/97
Atlanta-Doraville	GA	735	3,429	48	735	3,477	4,212	307	8/21/97
Greensboro-Hilltop	NC	268	1,097	56	268	1,153	1,421	103	9/25/97
GreensboroStgCch	NC	89	376	231	89	607	696	42	9/25/97
Baton Rouge-Airline	LA	396	1,831	168	396	1,999	2,395	194	10/9/97
Baton Rouge-Airline2	LA	282	1,303	90	282	1,393	1,675	138	11/21/97
Harrisburg-Peiffers	PA	635	2,550	65	637	2,613	3,250	205	12/3/97
Chesapeake-Military	VA	542	2,210	101	542	2,311	2,853	173	2/5/98
Chesapeake-Volvo	VA	620	2,532	121	620	2,653	3,273	201	2/5/98
Virginia Beach Shell	VA	540	2,211	68	540	2,279	2,819	176	2/5/98
Virginia Beach Central	VA	864	3,994	260	864	4,254	5,118	310	2/5/98
Norfolk-Naval Base	VA	1,243	5,019	117	1,243	5,136	6,379	381	2/5/98
Tampa-E. Hillsborough	FL	709	3,235	279	709	3,514	4,223	332	2/4/98
Harriman	NY	843	3,394	66	843	3,460	4,303	256	2/4/98
Greenboro-High Point	NC	397	1,834	175	397	2,009	2,406	152	2/10/98
Lynchburg-Timberlake	VA	488	1,746	84	488	1,830	2,318	132	2/18/98
Salem	MA	733	2,941	427	733	3,368	4,101	241	3/3/98
Chattanooga-Lee Hwy.	TN	384	1,371	115	384	1,486	1,870	125	3/27/98
Chattanooga-Hwy. 58	TN	296	1,198	397	296	1,595	1,891	102	3/27/98
Ft. Oglethorpe	GA	349	1,250	45	349	1,295	1,644	95	3/27/98
Birmingham-Walt	AL	544	1,942	349	544	2,291	2,835	187	3/27/98
East Greenwich	RI	702	2,821	146	702	2,967	3,669	205	3/26/98
Durham-Hillborough	NC	775	3,103	107	775	3,210	3,985	226	4/9/98
Durham-Cornwallis	NC	940	3,763	107	940	3,870	4,810	266	4/9/98
Hendersonville	TN	1,050	4,203	36	1,050	4,239	5,289	294	4/9/98
Salem-Policy	NH	742	2,977	14	742	2,991	3,733	208	4/7/98
Warrem-Elm	OH	522	1,864	119	522	1,983	2,505	148	4/22/98
Warren-Youngstown	OH	512	1,829	20	512	1,849	2,361	125	4/22/98
Waterford-Highland	MI	1,487	5,306	350	1,487	5,656	7,143	378	4/28/98
Indian Harbor	FL	662	2,654	106	662	2,760	3,422	181	6/2/98
Jackson 3 - I55	MS	744	3,021	41	744	3,062	3,806	214	5/13/98
Katy-N. Fry	TX	419	1,524	45	419	1,569	1,988	108	5/20/98
Hollywood-Sheridan	FL	1,208	4,854	45	1,208	4,899	6,107	312	7/1/98
Pompano Beach - Atlantic	FL	944	3,803	93	944	3,896	4,840	247	7/1/98
Pompano Beach - Sample	FL	903	3,643	53	903	3,696	4,599	237	7/1/98
Boca Raton-18th St.	FL	1,503	6,059	184	1,503	6,243	7,746	394	7/1/98
Vero Beach	FL	489	1,813	35	489	1,848	2,337	133	6/12/98
Humble	TX	447	1,790	209	447	1,999	2,446	118	6/16/98
Houston-Old Katy	TX	659	2,680	25	659	2,705	3,364	178	6/19/98
Webster	TX	635	2,302	25	635	2,327	2,962	154	6/19/98
Carrollton	TX	548	1,988	37	548	2,025	2,573	135	6/19/98
Hollywood-N. 21st.	FL	840	3,373	67	840	3,440	4,280	211	8/3/98
San Marcos	TX	324	1,493	67	324	1,560	1,884	101	6/30/98
Austin-McNeil	TX	492	1,995	91	510	2,068	2,578	135	6/30/98
Austin-FM	TX	484	1,951	93	481	2,047	2,528	133	6/30/98
Jacksonville-Center	NC	327	1,329	30	327	1,359	1,686	85	8/6/98
Jacksonville-Gum Branch	NC	508	1,815	85	508	1,900	2,408	115	8/17/98
Jacksonville-N. Marine	NC	216	782	264	216	1,046	1,262	73	9/24/98
Euless	TX	550	1,998	78	550	2,076	2,626	122	9/29/98
N. Richland Hills	TX	670	2,407	18	670	2,425	3,095	141	10/9/98
Batavia	OH	390	1,570	40	390	1,610	2,000	87	11/19/98
Jackson-N. West	MS	460	1,642	197	460	1,839	2,299	134	12/1/98
Katy-Franz	TX	507	2,058	20	507	2,078	2,585	113	12/15/98
W. Warwick	RI	447	1,776	508	447	2,284	2,731	93	2/2/99
Lafayette-Pinhook 1	LA	556	1,951	430	556	2,381	2,937	147	2/17/99
Lafayette-Pinhook 2	LA	708	2,860	93	708	2,953	3,661	141	2/17/99
Lafayette-Ambassador	LA	314	1,095	363	314	1,458	1,772	91	2/17/99
Lafayette-Evangeline	LA	188	652	482	188	1,134	1,322	57	2/17/99
Lafayette-Guilbeau	LA	963	3,896	84	963	3,980	4,943	189	2/17/99
Gilbert-Elliott Rd.	AZ	651	2,600	227	772	2,706	3,478	109	5/18/99
Glendale-59th Ave.	AZ	565	2,596	87	565	2,683	3,248	109	5/18/99
Mesa-Baseline	AZ	330	1,309	70	330	1,379	1,709	57	5/18/99
Mesa-E. Broadway	AZ	339	1,346	81	339	1,427	1,766	58	5/18/99
Mesa-W. Broadway	AZ	291	1,026	61	292	1,086	1,378	45	5/18/99
Mesa-Greenfield	AZ	354	1,405	94	355	1,498	1,853	60	5/18/99
Phoenix-Camelback	AZ	453	1,610	68	453	1,678	2,131	70	5/18/99
Phoenix-Bell	AZ	872	3,476	230	872	3,706	4,578	159	5/18/99
Phoenix-35th Ave.	AZ	849	3,401	137	849	3,538	4,387	140	5/21/99
Westbrook	ME	410	1,626	277	410	1,903	2,313	67	8/2/99
Cocoa	FL	667	2,373	237	667	2,610	3,277	89	9/29/99
Cedar Hill	TX	335	1,521	27	336	1,547	1,883	49	11/9/99
Monroe	NY	276	1,312	8	277	1,319	1,596	33	2/2/00
N. Andover	MA	633	2,573	10	634	2,582	3,216	62	2/15/00
Seabrook	TX	633	2,617	40	634	2,656	3,290	60	3/1/00
Plantation	FL	384	1,422	12	385	1,433	1,818	25	5/2/00
Birmingham-Bessemer	AL	254	1,059	10	255	1,068	1,323	4	11/15/00
Corporate Office	NY	0	68	1,482	0	1,550	1,550	205	1/1/95
		$110,375	$408,925	$ 43,421	$110,874	$451,847	$562,721	$ 45,253

Exhibits

Exhibit Index

Exhibit No.	Description

3.1

Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form for Registration of Securities of the Operating Partnership on Form 10.)

3.2*	Amended and Restated Articles of Incorporation of the Company

3.3*	By-laws of the Company

3.4

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the Company's Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Form 8A filed December 3, 1996)

3.5

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1.6 to the Company's Form 8-A filed July 29, 1999)

10.1

Revolving Credit and Term Loan Agreement among the Company, the Operating Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.2*	Form of Non-competition Agreement between the Company and Charles E. Lannon

10.3*	Form of Non-competition Agreement between the Company and Robert J. Attea

10.4*	Form of Non-competition Agreement between the Company and Kenneth F. Myszka

10.5*	Form of Non-competition Agreement between the Company and David L. Rogers

10.6*	Sovran Self Storage, Inc. 1995 Award and Option Plan

10.7*	Sovran Self Storage, Inc. 1995 Outside Directors' Option Plan

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer

10.9*	Restricted Stock Agreement between the Company and David L. Rogers

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.11*	Form of Pledge Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.12*	Form of Indemnification Agreement between the Company and certain Officers and Directors of the Company

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Company and subscribers for 422,171 Common Shares

10.14*	Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.15*	Form of Facilities Services Agreement between the Company and Williamsville Properties, Inc.

10.16	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders)

12.1	Statement Re: Computation of Earnings to Fixed Charges

23	Consent of Independent Auditors

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

March 30, 2001	SOVRAN AC QUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sovran Holdings Inc., as general partner of registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 30, 2001

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001

/s/ Michael A. Elia Michael A. Elia	Director	March 30, 2001

/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 30, 2001

/s/ Charles E. Lannon Charles E. Lannon	Director	March 30, 2001

Sovran Acquisition Limited Partnership

Exhibit (12.1) Statement	Re: Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2000	1999	1998	1997	1996
Earnings:
Net income	$ 27,519	$ 27,347	$ 24,798	$ 23,763	$ 15,682
Fixed charges	21,279	15,944	9,925	2,743	2,386

Earnings (1)	48,798	43,291	34,723	26,506	18,068

Fixed charges:
Interest expense	17,497	13,927	9,601	2,166	1,924
Preferred stock dividends	2,955	1,239	-	-	-
Amortization of financing fees	827	778	324	577	462
Fixed charges (2)	$ 21,279	$ 15,944	$ 9,925	$ 2,743	$ 2,386

Ratio of earnings to combined fixed charges and preferred stock dividends (1)(2)	2.29	2.72	3.50	9.66	7.57

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated February 2, 2001, with respect to the financial statements and schedule of Sovran Acquisition Limited Partnership included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Buffalo, New York
March 28, 2001