Form 10-Q
period 2001-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2001-05-11
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number: 1-13820

SOVRAN ACQUISITION LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware	16-1481551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP

BALANCE SHEETS
	March 31,
	2001	December 31,
(dollars in thousands, except unit data)	(unaudited)	2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	454,529	451,847
	565,403	562,721
Less: accumulated depreciation	(48,605)	(45,253)
Investment in storage facilities, net	516,798	517,468
Cash and cash equivalents	2,690	1,421
Accounts receivable	1,254	1,141
Receivable from related parties	2,056	2,007
Notes receivable from joint ventures	27,575	15,772
Investment in joint ventures	4,476	4,033
Prepaid expenses and other assets	5,439	5,297
Total Assets	$ 560,288	$ 547,139
Liabilities
Line of credit	$140,500	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	3,341	4,393
Deferred revenue	3,582	3,221
Accrued distributions	7,503	7,472
Mortgage payable	2,215	2,223
Total Liabilities	262,141	246,309
Limited partners' capital interest (794,499 units in 2001 and 853,037 in 2000)	19,004	16,954

Partners' Capital
General partner (219,567 units issued and outstanding in 2001 and 2000)	5,065	5,171
Limited partner (11,862,028 and 11,809,120 units issued and outstanding in 2001 and 2000 respectively)	244,078	248,705
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Total Partners' Capital	279,143	283,876

Total Liabilities and Partners' Capital	$560,288	$547,139
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	January 1, 2001 to March 31, 2001	January 1, 2000 to March 31, 2000
Revenues:
Rental income	$ 21,800	$ 21,534
Interest and other income	442	264
Equity in income of joint ventures	43	-
Total revenues	22,285	21,798

Expenses:
Property operations and maintenance	5,168	4,737
Real estate taxes	2,086	2,015
General and administrative	1,598	1,457
Interest	4,063	3,914
Depreciation and amortization	3,648	3,456
Total expenses	16,563	15,579

Net income	5,722	6,219
Distributions to preferred unitholders	(739)	(739)
Net income available to common unitholders	$ 4,983	$ 5,480

Per common unit:
Earnings per common unit - basic	$ 0.39	$ 0.42

Earnings per common unit - diluted	$ 0.39	$ 0.42

Common units used in basic earnings per unit calculation	12,897,847	13,088,121
Common unit used in diluted earnings per unit calculation	12,908,591	13,088,359

Distributions declared per common unit	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to March 31, 2001	January 1, 2000 to March 31, 2000
Operating Activities
Net income	$ 5,722	$ 6,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,648	3,456
Equity in income of joint ventures	(43)	-
Restricted stock earned	45	24
Changes in assets and liabilities:
Accounts receivable	(113)	(666)
Prepaid expenses and other assets	(431)	(485)
Accounts payable and other liabilities	(1,086)	(149)
Deferred revenue	361	293
Net cash provided by operating activities	8,103	8,692

Investing Activities
Additions to storage facilities	(2,690)	(9,521)
Advances to joint ventures	(12,203)	-
Advances to related parties	(49)	-
Net cash used in investing activities	(14,942)	(9,521)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	1,518	721
Proceeds from line of credit draw down	16,500	12,500
Distributions paid	(8,177)	(8,235)
Purchase of treasury stock	(449)	(3,928)
Redemption of Operating Partnership Units	(1,276)	-
Mortgage principal payments	(8)	(13)
Net cash provided by financing activities	8,108	1,045
Net increase in cash	1,269	216
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 2,690	$ 1,248
Supplemental cash flow information Cash paid for interest	$ 4,273	$ 3,520
Fair value of net liabilities assumed on the acquisition of storage facilities	-	63

Distributions declared but unpaid were $7,503 at March 31, 2001 and $7,401 at March 31, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the Operating Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2001, the Operating Partnership owned 222 self-storage properties in 21 states. The Operating Partnership also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

As of March 31, 2001, the Company was a 93.8% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended March 31, 2001.

(dollars in thousands)
Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	2,699
Dispositions	(17)
Ending balance	$ 565,403
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	3,360
Dispositions	(8)
Ending balance	$ 48,605

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At March 31, 2001, the Operating Partnership had a $150 million revolving line of credit of which $140.5 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Operating Partnership also has a $75 million unsecured term note due November 2003 (extendable at the Operating Partnership's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2001 at LIBOR plus 1.375%.

The Operating Partnership entered into an interest rate swap agreement on March 29, 2001. Under the swap agreement, the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. Due to the lack of a material fluctuation in the LIBOR rate between the date of the interest rate swap agreement and the March 31, 2001 balance sheet date, the fair value of the swap approximates $0 and no accounting recognition has been made at March 31, 2001. The Operating Partnership has two outstanding interest rate cap agreements expiring in 2001. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Operating Partnership the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Operating Partnership the rate in excess of 8.25% multiplied by $75 million for the outstanding period. The calculated fair value of the caps was $0 at March 31, 2001.

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

6.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial is currently scheduled to commence on October 1, 2001. Plaintiff has moved for reconsideration of the new trial order or, in the alternative, to limit the issues to be tried at any new trial. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. Pursuant to that agreement, in April 2001 Messrs. Attea, Myszka, Lannon, and Rogers made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

7.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the three months ended March 31, 2001, the Operating Partnership advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At March 31, 2001, the 1 year note receivable from Locke Sovran I, LLC was $27.6 million.

8.	EARNINGS PER UNIT

The Operating Partnership reports earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per unit, the Operating Partnership excludes preferred stock dividends from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per common unit:

(in thousands except per unit data)	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Numerator:
Net income available to common unitholders	$ 4,983	$ 5,480

Denominator:
Denominator for basic earnings per unit - weighted average units	12,898	13,088

Effect of Diluted Securities:
Stock options	11	-
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	12,909	13,088

Basic earnings per common unit	$ .39	$ .42
Diluted earnings per common unit	$ .39	$ .42

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership operates as a Real Estate Investment Trust ("REIT") and owns or manages a portfolio of 233 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $140.5 million was drawn on March 31, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

In July 1999 the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the outstanding balance on the credit facility. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

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

UMBRELLA PARTNERSHIP REIT

The Operating Partnership, has the ability to issue Operating Partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2001, 794,499 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions in the first quarter.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended March 31, 2001 with the activities of the Operating Partnership for the three months ended March 31, 2000.

Total revenues increased from $21,798 for the three months ended March 31, 2000 to $22,285 for the three months ended March 31, 2001, an increase of $487 or 2%. This increase consisted of $842 that was realized as a result of increased rental rates at the 217 properties owned by the Operating Partnership at January 1, 2000, and $312 resulted from the operations of 5 properties acquired in 2000. These increases were offset by the sale of seven facilities to a joint venture in December 2000 that resulted in a decrease in revenue of $667. Overall, same-store revenues grew 4% for the three-month period ended March 31, 2001 as compared to the same period in 2000.

Property operating and real estate tax expense increased $502 or 7% during the period. $418 related to the operations of its sites operated more than one year, and $84 was a result of absorbing additional expenses from operating the newly acquired properties offset by the sale of seven facilities to a joint venture.

General and administrative expenses increased $141 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense increased $149 due to an increase in borrowings offset by a reduction of interest rates.

Net income decreased from $6,219 to $5,722, due primarily to the increases in interest and depreciation and amortization expenses.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. On March 29, 2001, the Operating Partnership entered a $50 million interest rate swap agreement. The Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. The fair value of the Operating Partnership's interest rate swap and cap agreements at March 31, 2001 was approximately $0. There have been no other material changes to the Operating Partnership's exposure to interest rate risk since December 31, 2000.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial is currently scheduled to commence on October 1, 2001. Plaintiff has moved for reconsideration of the new trial order or, in the alternative, to limit the issues to be tried at any new trial. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. Pursuant to that agreement, in April 2001 Messrs. Attea, Myszka, Lannon, and Rogers made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
May 11, 2001	By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
Date