Form 10-Q
period 2001-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2001-08-10
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP
BALANCE SHEETS
(dollars in thousands, except unit data)	June 30 2001 (unaudited)	December 31, 2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	460,182	451,847
	571,056	562,721
Less: accumulated depreciation	(52,003)	(45,253)
Investment in storage facilities, net	519,053	517,468
Cash and cash equivalents	2,744	1,421
Accounts receivable	1,446	1,141
Receivable from related parties	736	2,007
Notes receivable from joint ventures	27,457	15,772
Investment in joint ventures	4,595	4,033
Prepaid expenses and other assets	5,299	5,297
Total Assets	$ 561,330	$ 547,139
Liabilities
Line of credit	$139,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	4,412	4,393
Deferred revenue	3,540	3,221
Accrued distributions	7,571	7,472
Mortgage payable	2,207	2,223
Total Liabilities	261,730	246,309
Limited partners' capital interest (794,499 units in 2001 and 853,037 in 2000)	21,745	16,954

Partners' Capital
General partner (219,567 units issued and outstanding in 2001 and 2000)	4,990	5,171
Limited partners (12,031,198 and 11,809,120 units issued and outstanding in 2001 and 2000 respectively)	242,575	248,705
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Accumulated other comprehensive income	290	-
Total Partners' Capital	277,855	283,876

Total Liabilities and Partners' Capital	$561,330	$547,139
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	April 1, 2001 to June 30, 2001	April 1, 2000 to June 30, 2000
Revenues:
Rental income	$ 22,131	$ 21,927
Interest and other income	544	362
Equity in income of joint ventures	103	-
Total revenues	22,778	22,289

Expenses:
Property operations and maintenance	4,856	4,595
Real estate taxes	2,119	2,000
General and administrative	1,703	1,482
Interest	3,523	4,278
Depreciation and amortization	3,723	3,526
Total expenses	15,924	15,881

Net income	6,854	6,408
Distributions to preferred unitholders	(739)	(739)
Net income available to common unitholders	$ 6,115	$ 5,669

Per common unit:
Earnings per common unit - basic	$ 0.47	$ 0.44

Earnings per common unit - diluted	$ 0.47	$ 0.44

Common units used in basic earnings per unit calculation	12,989,332	12,879,746
Common unit used in diluted earnings per unit calculation	13,067,836	12,881,318

Distributions declared per common unit	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2001 to June 30, 2001	January 1, 2000 to June 30, 2000
Revenues:
Rental income	$ 43,931	$ 43,461
Interest and other income	986	626
Equity in income of joint ventures	146	-
Total revenues	45,063	44,087

Expenses:
Property operations and maintenance	10,025	9,332
Real estate taxes	4,205	4,015
General and administrative	3,301	2,939
Interest	7,586	8,192
Depreciation and amortization	7,371	6,982
Total expenses	32,488	31,460

Net income	12,575	12,627
Distributions to preferred unitholders	(1,478)	(1,478)
Net income available to common unitholders	$ 11,097	$ 11,149

Per common unit:
Earnings per common unit - basic	$ 0.86	$ 0.86

Earnings per common unit - diluted	$ 0.85	$ 0.86

Common units used in basic earnings per unit calculation	12,941,578	12,983,918
Common unit used in diluted earnings per unit calculation	12,992,337	12,984,838

Distributions declared per common unit	$ 1.16	$ 1.14

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to June 30, 2001	January 1, 2000 to June 30, 2000
Operating Activities
Net income	$ 12,575	$ 12,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,371	6,982
Equity in income of joint ventures	(146)	-
Restricted stock earned	171	47
Changes in assets and liabilities:
Accounts receivable	(305)	(655)
Prepaid expenses and other assets	(290)	(426)
Accounts payable and other liabilities	(15)	234
Deferred revenue	319	248
Net cash provided by operating activities	19,680	19,057

Investing Activities
Additions to storage facilities	(8,378)	(14,256)
Advances to joint ventures	(12,101)	-
Receipts from (advances to) related parties	1,271	(486)
Net cash used in investing activities	(19,208)	(14,742)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	4,011	828
Proceeds from line of credit draw down	15,000	19,500
Distributions paid	(16,419)	(16,375)
Purchase of treasury stock	(449)	(7,371)
Redemption of Operating Partnership Units	(1,276)	-
Mortgage principal payments	(16)	(26)
Net cash provided by (used in) financing activities	851	(3,444)
Net increase in cash	1,323	871
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 2,744	$ 1,903
Supplemental cash flow information Cash paid for interest	$ 7,950	$ 8,249
Fair value of net liabilities assumed on the acquisition of storage facilities	-	84

Distributions declared but unpaid were $7,571 at June 30, 2001 and $7,321 at June 30, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2001, the Operating Partnership owned 222 self-storage properties in 21 states. The Operating Partnership also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

As of June 30, 2001, the Company was a 93.9% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended June 30, 2001.

(dollars in thousands)

Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	8,490
Dispositions	(155)
Ending balance	$ 571,056
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	6,793
Dispositions	(43)
Ending balance	$ 52,003

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At June 30, 2001, the Operating Partnership had a $150 million revolving line of credit of which $139 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Operating Partnership also has a $75 million unsecured term note due November 2003 (extendable at the Operating Partnership's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2001 at LIBOR plus 1.375%.

The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Operating Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Operating Partnership determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Operating Partnership's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

In order to provide interest rate risk protection the Operating Partnership entered into an interest rate swap agreement on March 29, 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The $50 million interest rate swap agreement matures in November 2005. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income.

The March 2001 interest rate swap agreement is the only derivative instrument, as defined by SFAS No. 133, held by the Operating Partnership, as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. The net impact of the derivative instrument was an increase to other comprehensive income of $290,000 at June 30, 2001. The fair value of the derivative at June 30, 2001 was a $290,000 asset.

6.	COMMITMENTS AND CONTINGENCIES

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

In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the six months ended June 30, 2001, the Operating Partnership advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At June 30, 2001, the 1 year note receivable from Locke Sovran I, LLC was $27.5 million.

9.	EARNINGS PER UNIT

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

(in thousands except per unit data)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Numerator:
Net income available to common unitholders	$ 11,097	$ 11,149

Denominator:
Denominator for basic earnings per unit - weighted average units	12,942	12,984

Effect of Dilutive Securities:
Stock options	50	1
Denominator for diluted earnings per unit - adjusted weighted average units and assumed exercise	12,992	12,985

Basic earnings per common unit	$ .86	$ .86
Diluted earnings per common unit	$ .85	$ .86

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership operates as a REIT and owns or manages a portfolio of 233 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $139 million was drawn on June 30, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

The Company also has 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock outstanding. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

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

UMBRELLA PARTNERSHIP REIT

The Operating Partnership has the ability to issue Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2001, 794,499 Units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions in the six months ended June 30, 2001.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Operating Partnership as of June 30, 2001 and June 30, 2000.

FOR THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2001, COMPARED TO THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2000 (DOLLARS IN THOUSANDS)

Total revenues increased from $44,087 for the six months ended June 30, 2000 to $45,063 for the six months ended June 30, 2001. The increase was due to improved performance at the Operating Partnership's core properties and revenue from its joint venture. These increases were offset by the loss of revenue from the sale of seven facilities to a joint venture in December 2000.

Property operating and real estate tax expenses increased $883 mainly due to increased utility, employee benefits and snow plowing costs in the first quarter of 2001, offset by the operating expenses of the seven facilities sold to a joint venture in December 2000.

General and administrative expenses increased $362 as a result of costs associated with managing additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $606 due to a reduction of interest rates mainly in the second quarter of 2001 as compared to the second quarter of 2000.

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended June 30, 2001 with the activities of the Operating Partnership for the three months ended June 30, 2000.

Total revenues increased from $22,289 for the three months ended June 30, 2000 to $22,778 for the three months ended June 30, 2001, an increase of $489 or 2%. This increase consisted of $880 that was realized as a result of increased rental rates at the 220 properties owned by the Operating Partnership at April 1, 2000, and $184 resulted from the operations of the properties acquired since April 1, 2000. These increases were offset by the sale of seven facilities to a joint venture in December 2000 that resulted in a decrease in revenue of $575. Overall, same-store revenues grew 4.1% for the three-month period ended June 30, 2001 as compared to the same period in 2000.

Property operating and real estate tax expenses increased $380 or 5.8% during the period of which $242 related to the operations of its sites operated more than one year.

General and administrative expenses increased $221 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $755 due to a reduction of interest rates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Company entered into an interest rate swap agreement in March 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. There have been no other material changes to the Operating Partnership's exposure to interest rate risk since December 31, 2000.

Because all but $50 million of the Operating Partnership's outstanding debt of $246 million is on a floating rate basis, changes in short term interest rates will have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five year cost of funds.

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
August 10, 2001 Date