Form 10-Q
period 2001-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2001-11-14
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP

BALANCE SHEETS
	September 30,
	2001	December 31,
(dollars in thousands, except unit data)	(unaudited)	2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	464,212	451,847
	575,086	562,721
Less: accumulated depreciation	(55,502)	(45,253)
Investment in storage facilities, net	519,584	517,468
Cash and cash equivalents	1,232	1,421
Accounts receivable	1,227	1,141
Receivable from related parties	2,707	2,007
Notes receivable from joint ventures	27,532	15,772
Investment in joint ventures	4,659	4,033
Prepaid expenses and other assets	6,066	5,297
Total Assets	$ 563,007	$ 547,139
Liabilities
Line of credit	$142,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	7,970	4,393
Deferred revenue	3,068	3,221
Accrued distributions	7,669	7,472
Mortgage payable	2,198	2,223
Total Liabilities	267,905	246,309
Limited partners' capital interest (705,973 units in 2001 and 853,037 in 2000)	19,486	16,954

Partners' Capital
General partner (219,567 units issued and outstanding in 2001 and 2000)	4,976	5,171
Limited partners (12,031,198 and 11,809,120 units issued and outstanding in 2001 and 2000 respectively)	242,929	248,705
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Accumulated other comprehensive income	(2,289)	-
Total Partners' Capital	275,616	283,876

Total Liabilities and Partners' Capital	$563,007	$547,139
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	July 1, 2001 to September 30, 2001	July 1, 2000 to September 30, 2000
Revenues:
Rental income	$ 22,913	$ 23,097
Interest and other income	622	389
Equity in income of joint ventures	80	-
Total revenues	23,615	23,486

Expenses:
Property operations and maintenance	5,200	5,295
Real estate taxes	2,079	2,096
General and administrative	1,593	1,403
Interest	3,216	4,482
Depreciation and amortization	3,789	3,578
Total expenses	15,877	16,854

Net income	7,738	6,632
Distributions to preferred unitholders	(739)	(739)
Net income available to common unitholders	$ 6,999	$ 5,893

Per common unit:
Earnings per common unit - basic	$ 0.54	$ 0.46

Earnings per common unit - diluted	$ 0.53	$ 0.46

Common units used in basic earnings per unit calculation	13,068,707	12,847,774
Common unit used in diluted earnings per unit calculation	13,171,489	12,849,586

Distributions declared per common unit	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2001 to September 30, 2001	January 1, 2000 to September 30, 2000
Revenues:
Rental income	$ 66,844	$ 66,558
Interest and other income	1,609	1,015
Equity in income of joint ventures	226	-
Total revenues	68,679	67,573

Expenses:
Property operations and maintenance	15,226	14,628
Real estate taxes	6,284	6,112
General and administrative	4,893	4,341
Interest	10,802	12,673
Depreciation and amortization	11,160	10,559
Total expenses	48,365	48,313

Net income	20,314	19,260
Distributions to preferred unitholders	(2,216)	(2,216)
Net income available to common unitholders	$ 18,098	$ 17,044

Per common unit:
Earnings per common unit - basic	$ 1.39	$ 1.32

Earnings per common unit - diluted	$ 1.39	$ 1.32

Common units used in basic earnings per unit calculation	12,984,419	12,938,206
Common unit used in diluted earnings per unit calculation	13,055,960	12,939,429

Distributions declared per common unit	$ 1.75	$ 1.72

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to September 30, 2001	January 1, 2000 to September 30, 2000
Operating Activities
Net income	$ 20,314	$ 19,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,160	10,559
Equity in income of joint ventures	(226)	-
Restricted stock earned	297	92
Changes in assets and liabilities:
Accounts receivable	(86)	(606)
Prepaid expenses and other assets	(1,631)	(1,606)
Accounts payable and other liabilities	1,209	615
Deferred revenue	(153)	(141)
Net cash provided by operating activities	30,884	28,173

Investing Activities
Additions to storage facilities	(12,414)	(17,381)
Advances to joint ventures	(12,160)	-
Receipts advances to related parties	(700)	(1,058)
Net cash used in investing activities	(25,274)	(18,439)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	5,009	1,364
Proceeds from line of credit draw down	18,000	23,500
Distributions paid	(24,684)	(24,440)
Purchase of treasury stock	(449)	(7,784)
Redemption of Operating Partnership Units	(3,650)	-
Mortgage principal payments	(25)	(39)
Net cash used in financing activities	(5,799)	(7,399)
Net (decrease) increase in cash	(189)	2,335
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 1,232	$ 3,367
Supplemental cash flow information Cash paid for interest	$ 10,744	$ 12,849
Fair value of net liabilities assumed on the acquisition of storage facilities	-	84

Distributions declared but unpaid were $7,669 at September 30, 2001 and $7,449 at September 30, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2001, the Operating Partnership owned 222 self-storage properties in 21 states. The Operating Partnership also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

As of September 30, 2001, the Company was a 94.6% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended September 30, 2001.

(dollars in thousands)

Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	12,530
Dispositions	(165)
Ending balance	$ 575,086
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	10,298
Dispositions	(49)
Ending balance	$ 55,502

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At September 30, 2001, the Operating Partnership had a $150 million revolving line of credit of which $142 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Operating Partnership also has a $75 million unsecured term note due November 2003 (extendable at the Operating Partnership's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2002 at LIBOR plus 1.375%.

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

In order to provide interest rate risk protection the Operating Partnership has entered into three interest rate swap agreements, one in March 2001 for $50 million and two in September for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreement matures in November 2005, the other matures in October 2006, and the $30 million matures in September 2008. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income.

The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership; as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. The net impact of the derivative instruments was a decrease to other comprehensive income of $2,579,000 for the three-month period ended September 30, 2001. The fair value of the derivative at September 30, 2001 was a $2,289,000 liability.

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

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company has paid $2,359,174 to the Plaintiff in settlement of all claims. The Founding Shareholders have agreed to indemnify the Company for certain costs and losses arising from the lawsuit. Pursuant to that agreement, in April 2001 the Founding Shareholders made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. Also, in November 2001, the Founding Shareholders redeemed 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000 to repay certain of the costs incurred by the Company. When all additional costs incurred by the Company in connection with the lawsuit are determined, an allocation of those costs may be made among the Company and the Founding Shareholders.

8.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the nine months ended September 30, 2001, the Operating Partnership advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At September 30, 2001, the 1-year note receivable from Locke Sovran I, LLC was $27.5 million.

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

(in thousands except per unit data)	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Numerator:
Net income available to common unitholders	$ 18,098	$ 17,044

Denominator:
Denominator for basic earnings per unit - weighted average units	12,984	12,938

Effect of Dilutive Securities:
Stock options	71	1
Denominator for diluted earnings per unit - adjusted weighted average units and assumed exercise	13,055	12,939

Basic earnings per common unit	$ 1.39	$ 1.32
Diluted earnings per common unit	$ 1.39	$ 1.32

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which could cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Operating Partnership's ability to effectively compete in the industries in which it does business; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $142 million was drawn on September 30, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

In addition to the credit facility, the Operating Partnership has two unsecured term notes; one in the amount of $30 million due November 2002 bearing interest at LIBOR plus 1.375% and the other in the amount of $75 million due November 2003 bearing interest at LIBOR plus 1.75%. The $75 million note can be extended through November 2005 at the Operating Partnership's option.

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

UMBRELLA PARTNERSHIP REIT

The Operating Partnership has the ability to issue Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, the Operating Partnership may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 2001, 705,973 Units, which have been issued in exchange for property at the request of the sellers, are outstanding.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions during the nine months ended September 30, 2001.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Operating Partnership as of September 30, 2001 and September 30, 2000.

FOR THE PERIOD JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2001, COMPARED TO THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

Total revenues increased from $67,573 for the nine months ended September 30, 2000 to $68,679 for the nine months ended September 30, 2001. The increase was due to improved performance at the Operating Partnership's core properties and revenue from its joint venture. These increases were offset by the loss of revenue from the sale of seven facilities to a joint venture in December 2000.

Property operating and real estate tax expenses increased $770 mainly due to increased utility, employee benefits and snow plowing costs in the first quarter of 2001, offset by the operating expenses of the seven facilities sold to a joint venture in December 2000.

General and administrative expenses increased $552 as a result of costs associated with managing additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $1,871 due to a reduction of interest rates mainly in the second and third quarters of 2001 as compared to the second and third quarters of 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended September 30, 2001 with the activities of the Operating Partnership for the three months ended September 30, 2000.

Total revenues increased from $23,486 for the three months ended September 30, 2000 to $23,615 for the three months ended September 30, 2001, an increase of $129. This increase consisted of 4.0% increase in revenues at the 220 same store facilities as a result of increased rental rates. These increases were offset by the sale of seven facilities to a joint venture in December 2000 that resulted in a decrease in revenues.

Property operating and real estate tax expenses decreased $112 due to the seven facilities sold to a joint venture in December 2000 offset by increases in utility and employee benefits expenses.

General and administrative expenses increased $190 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $1,266 due to a reduction of interest rates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Operating Partnership entered into an interest rate swap agreement in March 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. In September 2001, the Operating Partnership entered into 2 additional interest rate swap agreements. The Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 4.485% on $50 million notional amount through October 2006. Also, the Operating Partnership receives a floating interest rate based upon LIBOR and pays a fixed rate of 4.805% on $30 million notional amount through September 2008. There have been no other material changes to the Operating Partnership's exposure to interest rate risk since December 31, 2000.

Because all but $130 million of the Operating Partnership's outstanding debt of $249 million is on a floating rate basis, changes in short term interest rates will have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company has paid $2,359,174 to the Plaintiff in settlement of all claims. The Founding Shareholders have agreed to indemnify the Company for certain costs and losses arising from the lawsuit. Pursuant to that agreement, in April 2001 the Founding Shareholders made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. Also, in November 2001, the Founding Shareholders redeemed 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000 to repay certain of the costs incurred by the Company. When all additional costs incurred by the Company in connection with the lawsuit are determined, an allocation of those costs may be made among the Company and the Founding Shareholders.

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
November 14, 2001 Date