Form 10-K
period 2001-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2002-03-28
CIK 1060224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number: 0-24071

Sovran Acquisition Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1481551 (I.R.S. Employer Identification No.)

6467 Main Street Buffalo, NY 14221 (Address of principal executive offices) (Zip code) (716) 633-1850

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Not Applicable	Exchanges on which Registered Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          As of March 15, 2002, 13,042,315 Units of Limited Partnership Interest were outstanding

Exhibit Index is on Pages 62-63

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 16, 2002 (Part III).

Part I
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

     At December 31, 2001, the Company is a 94.92% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

          At March 15, 2002, the Operating Partnership owned and/or managed 253 Properties consisting of approximately 14.4 million net rentable square feet, situated in 21 states. 11 of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership. As of December 31, 2001, the Properties have a weighted average occupancy of 84% and a weighted average annual rent per occupied square foot of $8.59. The Operating Partnership is the 5th largest operator of self-storage properties in the United States based on facilities owned and/or managed.

          The Operating Partnership seeks to increase cash flow and enhance unitholder value through aggressive management of the Properties and selective acquisitions of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving the Properties and, should economic conditions warrant, developing new properties. The Operating Partnership believes that there continues to be significant opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of the Operating Partnership 's management expertise.

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

          According to published data, of the approximately 32,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Operating Partnership believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

          Demand for self-storage service has grown as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because of various factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Operating Partnership estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 19%.

Property Management

          The Operating Partnership believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Operating Partnership's management system include:

-	Recruiting, training and retaining capable, aggressive on-site Property Managers;
-	Motivating Property Managers by providing incentive-based compensation;
-	Developing and maintaining an integrated marketing plan for each Property; and
-	Performing regular preventative maintenance to avoid significant repair obligations.

          Property Managers attend a thorough orientation program and undergo continuous training, which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Operating Partnership's customized management information system. In addition to frequent contact with Regional Team Leaders and other Operating Partnership personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

          The Operating Partnership annually develops a written marketing plan for each of its Properties which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of the same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Operating Partnership primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Operating Partnership also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

          The Operating Partnership 's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to the Operating Partnership 's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Operating Partnership 's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Regional Team Leaders. The Operating Partnership's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

Marketing Initiatives

          Responding to the increased customer demand for services, the Operating Partnership has initiated several programs expected to increase occupancy and profitability. These programs include:

-

Flex-a-Space, an innovative construction design that allows the Operating Partnership to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer;

-	A Customer Care Center (call center) that services new and existing customers' inquiries. This allows the capture of sales leads that were previously lost;
-	Internet Marketing, providing access to all of the Operating Partnership's stores via numerous portals and e-mail;
-

Dri-guard, providing humidity-controlled spaces. Through an exclusive agreement, the Operating Partnership became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-	Uncle Bob's Trucks, provide customers with convenient, affordable access to vehicles to help move their goods, while serving as moving billboards to help advertise; and
-	Corporate Alliance, national marketing program that attracts commercial customers who have multi-market self-storage needs.

Environmental and Other Regulations

          The Operating Partnership is subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Operating Partnership has not received notice from any governmental authority or private party of any material environmental noncompliance, claim, or liability in connection with any of the Properties, and is not aware of any environmental condition with respect to any of the Properties that could have a material adverse effect on the Operating Partnership 's financial condition or results of operations.

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

Competition

          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. The Operating Partnership believes it competes successfully on these bases. The extent of competition depends in significant part on local market conditions. The Operating Partnership seeks to locate its facilities so as not to cause its Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

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

Investment Policy

          While the Operating Partnership emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests related to self-storage properties consistent with the Company's qualification as a REIT. The Operating Partnership may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, the Operating Partnership may look to acquire self-storage properties via a joint-venture partnership or similar entity. The Operating Partnership may or may not have a significant investment in such a venture, but would use such an opportunity to expand its portfolio of branded and managed properties.

          Subject to the percentage of ownership limitations and gross income tests necessary for the Company's REIT qualification, the Operating Partnership also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Disposition Policy

          Management periodically reviews the assets comprising the Operating Partnership's portfolio. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of the Company's portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining of the Company's qualification as a REIT.

          As part of an asset management program, the Operating Partnership has begun to "spin-off" non-core, slow-growth properties, into joint ventures. In cases were the Operating Partnership has a less than 50% ownership interest in a joint venture, the Properties of that joint venture are removed from the Operating Partnership's balance sheet and an investment in the joint venture is recorded. The Operating Partnership records only its percentage share of the operating results of unconsolidated joint ventures. These ventures may allow the Operating Partnership to i) increase incremental revenues through management fees, ii) provide strong returns on its equity in the joint venture, and iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Operating Partnership sold seven facilities for approximately $20 million to an unconsolidated joint venture in which the Operating Partnership retained a 45% interest. In cases where the Operating Partnership is deemed to have greater than a 50% ownership interest, the joint venture is consolidated with the Operating Partnership's financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by the Operating Partnership.

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

          The Operating Partnership refinanced a $30 million 1 year term note in 2001 by extending the term until November 2002.

          To the extent that the Operating Partnership desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Operating Partnership may utilize floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Operating Partnership has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements filed herewith.

Employees

          The Operating Partnership currently employs a total of 669 employees, including 255 Property Managers, 15 Regional Team Leaders, and 320 part-time employees. At the Operating Partnership's headquarters, in addition to its 3 executive officers, the Operating Partnership employs 76 people engaged in various support activities such as accounting and management information systems. None of the Operating Partnership's employees is covered by a collective bargaining agreement. The Operating Partnership considers its employee relations to be excellent.

Item 2.	Properties

          At December 31, 2001, the Operating Partnership owned and/or managed a total of 241 Properties situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. 11 of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership.

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

All but a few of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Operating Partnership intends to convert all of the Properties to the "Uncle BoB's" trade name.

                    The table below provides certain information regarding the Properties included in the Operating Partnership's consolidated financial statements:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/01	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				83%
Birmingham I	1990	36,875	Y		2.7	292	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,225	Y		4.7	391	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	73,750	Y		5.0	607	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,140	Y		4.3	404	6	1	Y	Masonry/Steel Roof
Montgomery II	1984	42,405	Y		2.7	286	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,550	Y		2.4	381	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,580	Y		3.3	293	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,100	Y		5.6	344	8	1	N	Metal Wall/Metal Roof
Arizona				79%
Gilbert-Elliot Rd.	1995	59,010	Y		3.3	631	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,076	Y		4.6	632	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,625	Y		1.9	385	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,431	Y		2.1	439	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,635	Y		2.0	532	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,580	Y		4.6	921	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	71,310	Y		4.3	701	8	1	Y	Masonry Wall/Metal Roof
Connecticut				85%
New Haven	1985	47,680	Y		3.9	392	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,530	Y		10.0	353	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,235	Y		6.0	322	7	1	N	Steel Bldg./Steel Roof
Florida				85%
Lakeland 1	1985	48,055	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	142,520	Y		18.7	668	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	45,150	Y		4.0	213	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	53,845	Y		4.0	556	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,896	Y		5.0	449	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,882	Y		2.7	290	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,520	Y		2.8	594	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,080	Y		7.6	637	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	45,615	Y		3.2	406	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,458	Y		8.3	743	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	108,685	Y		7.5	881	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	57,835	Y		3.4	506	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,031	Y		3.4	610	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	54,035	Y		4.4	477	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	64,841	Y		6.1	474	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y		2.7	274	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,445	Y		2.6	319	4	1	Y	Masonry/Steel Roof
Tampa I	1989	60,399	Y		3.3	840	6	1	N	Masonry/Steel Roof
Tampa II	1985	56,492	Y		2.9	701	10	1	N	Masonry/Steel Roof
Tampa III	1988	47,296	Y		2.2	640	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,834	Y		8.5	1,346	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y		1.1	262	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,078	Y		1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	58,015	Y		4.0	547	10	1	Y	Masonry/Steel Roof
West Palm II	1986	30,981	Y		2.3	365	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,052	Y		2.4	259	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	60,010	Y		4.0	579	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,584	Y		4.5	264	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,430	Y		5.9	756	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	37,855	Y		2.7	359	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y		2.9	513	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,688	Y		3.2	501	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,426	Y		2.8	372	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	52,895	Y		3.5	452	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	70,200	Y		4.3	715	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,440	Y		5.3	711	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y		1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,466	Y		4.0	715	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,558	Y		7.0	1,171	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,217	Y		4.0	923	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	63,787	Y		3.6	796	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	89,827	Y		6.2	1,073	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y		1.9	320	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,917	Y		3.1	708	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,582	Y		2.5	692	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,331	Y		2.9	503	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				83%
Savannah	1981	73,085	Y		5.4	612	13	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,915	Y		3.9	536	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	373	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,745	Y		5.3	408	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,615	Y		3.5	309	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,195	Y		4.2	284	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,900	Y		3.6	447	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	39,160	Y		2.5	332	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,743	Y		3.3	430	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,000	Y		4.0	398	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,820	Y		3.2	346	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,318	Y		3.5	361	4	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	55,956	Y		4.6	404	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	48,635	Y		6.8	445	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	57,950	Y		14.0	504	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,215	Y		2.6	459	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	80,550	Y		5.8	546	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	59,450	Y		6.0	447	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,465	Y		4.9	622	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,100	Y		3.3	443	6	1	Y	Masonry Wall/Metal Roof
Kingsland	1989	66,837	N		4.1	562	12	1	Y	Masonry Wall/Metal Roof
Louisiana				77%
Baton Rouge-Airline	1982	71,920	Y		2.5	422	12	1	Y	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	437	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	489	7	1	Y	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	433	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,835	Y		2.0	427	3	1	Y	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	347	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,685	Y		3.4	598	1	1	N	Metal Wall/Metal Roof
Maine				84%
Westbrook	1988	45,740	Y		5.9	475	7	1	Y	Metal Wall/Metal Roof
Saco	1988	53,750	N		4.2	419	12	1	N	Masonry Wall/Metal Roof
Maryland				89%
Salisbury	1979	33,560	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,573	Y		2.2	531	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,738	Y		3.1	673	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				90%
New Bedford	1982	42,338	Y		3.4	376	7	1	Y	Steel Bldg./Steel Roof
Springfield	1986	41,835	Y		4.7	308	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,325	Y		2.0	496	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,905	Y		2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,315	Y		3.6	439	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,630	Y		3.0	523	1	3	N	Masonry & Metal Wall/Metal Roof
Dracut	1986	45,926	N		5.0	403	11	1	Y	Masonry Wall/Metal Roof
Methuen	1984	50,640	N		3.4	383	6	1	Y	Masonry Wall/Metal Roof
Plymouth	1996	95,225	N		7.7	750	14	1	N	Metal Wall/Metal Roof
Sandwich	1984	39,000	N		4.9	360	8	1	N	Metal Wall/Metal Roof
Michigan				81%
Grand Rapids II	1983	43,600	Y		8.0	389	6	1	N	Masonry & Steel Walls
Holland	1978	58,880	Y		8.3	434	10	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	37,628	Y		5.3	279	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,711	Y		16.6	1,664	16	1	Y	Masonry Wall/Metal Roof
Mississippi				90%
Jackson I	1990	42,170	Y		2.0	350	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,835	Y		2.1	308	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,948	Y		1.3	422	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	57,775	Y		5.2	479	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				93%
Salem-Policy	1980	62,025	Y		8.7	545	9	1	Y	Masonry Wall/Metal Roof
New York				88%
Middletown	1988	33,865	Y		2.8	337	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	76,270	Y		5.1	535	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	406	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,610	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,765	Y		6.2	437	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	72,120	Y		7.5	664	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	67,879	Y		3.6	546	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,756	Y		2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	66,390	Y		6.1	637	10	1	Y	Metal Wall/Metal Roof
Monroe	1990	36,240	Y		13.3	318	4	1	N	Metal Wall/Metal Roof
North Carolina				76%
Charlotte	1986	37,815	Y		2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	88,024	Y		6.2	898	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,230	Y		3.4	404	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	318	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	49,107	Y		5.6	405	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	30,920	Y		2.9	319	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,228	Y		1.0	297	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	9,625	Y		2.5	90	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	58,120	Y		2.5	494	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,911	Y		5.0	600	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,670	Y		4.7	663	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	51,100	Y		5.0	422	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,960	Y		5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	43,540	Y		8.4	401	6	1	Y	Masonry Wall/Shingle Roof
Ohio				85%
Youngstown	1980	54,830	Y		5.8	362	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	358	9	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,890	Y		4.8	453	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,750	Y		3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	Y	Masonry Wall/Steel Roof
Cleveland III	1986	68,075	Y		3.4	586	12	1	Y	Masonry Wall/Steel Roof
Cleveland IV	1978	65,000	Y		3.5	561	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y		3.1	646	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,150	Y		2.6	378	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,140	Y		4.3	603	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,975	Y		5.7	468	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,910	Y		4.4	300	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,852	Y		5.8	370	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	495	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	545	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,818	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				91%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y		3.0	303	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	48,850	Y		4.1	435	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	59,450	Y		9.2	292	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,365	Y		3.4	504	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,500	Y		4.8	744	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,740	Y		4.1	604	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				92%
East Greenwich	1984	45,770	Y		2.9	410	9	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	25,405	Y		2.0	266	4	1	Y	Metal Wall/Metal Roof
W. Warwick	1986/94	52,551	Y		2.3	485	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				76%
Charleston I	1985	49,584	Y		3.3	408	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y		3.3	390	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,730	Y		6.0	446	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	40,890	Y		3.5	332	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,770	Y		5.6	451	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	348	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	331	10	1	Y	Masonry Wall/Steel Roof
Columbia	1985	72,950	N		5.0	806	17	1	Y	Masonry Wall/Steel Roof
Myrtle Beach	1984	61,510	N		4.8	610	12	1	Y	Masonry Wall/Steel Roof
Tennessee				85%
Chattanooga-Lee Hwy	1987	37,877	Y		3.3	397	6	1	Y	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,750	Y		2.4	313	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,955	Y		5.7	651	16	1	Y	Masonry Wall/Metal Roof
Texas				85%
Arlington I	1987	45,815	Y		2.3	382	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	281	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,875	Y		2.4	333	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,570	Y		3.9	483	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	39,870	Y		1.9	283	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	485	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,160	Y		2.4	389	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	54,720	Y		5.4	528	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	70,180	Y		6.4	563	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,971	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y		1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,053	Y		5.9	1,101	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	103,171	Y		6.7	1,065	8	1&2	N	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y		3.8	784	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,934	Y		3.1	734	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y		4.1	661	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y		8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,789	Y		2.3	589	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,860	Y		3.0	490	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y		3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,780	Y		3.2	497	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y		5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,465	Y		7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y		4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,120	Y		7.5	499	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,625	Y		7.4	552	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,135	Y		7.2	533	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	52,735	Y		3.0	410	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,645	Y		4.3	547	5	1	Y	Metal Wall/Metal Roof
Virginia				84%
Newport News I	1988	58,275	Y		3.2	475	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,597	Y		3.2	1,137	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,520	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,275	Y		2.1	351	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	51,985	Y		2.7	525	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,655	Y		4.7	414	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y		5.3	433	10	1	Y	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	43,830	Y		2.3	353	4	1	Y	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,438	Y		1.5	202	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,598	Y		3.2	345	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	37,200	Y		12.0	338	7	1	Y	Metal Wall/Steel Roof
Danville	1988	49,792	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,450	Y		3.0	526	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,955	Y		4.0	553	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	553	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	95,991	Y		5.0	881	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,918	Y		5.2	1,251	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	50,289	Y		5.2	473	7	1	N	Masonry Wall/Metal Roof

               Total for all Properties                          12,966,805                        84%             993       113,775   1,877

Item 3.	Legal Proceedings

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company paid $2,359,174 to the Plaintiff in settlement of all claims. In addition, legal fees and related expenses totaling $1,686,000 were paid by the Company in connection with the lawsuit, and $781,000 was paid in connection with its own counterclaim against the Plaintiff. Pursuant to their agreement with the Company to pay certain costs and losses arising from the lawsuit, the Founding Shareholders made payment to the Company in April 2001 of $1,785,000 and in November 2001 by the redemption of 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000. The cost to the Operating Partnership, after indemnification by the Founding Shareholders, was $1.7 million.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for Units. As of March 15, 2002, there were 14 holders of record of Units.

The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

History of Distributions Declared on Units
1st Quarter, 2000	$0.570 per unit
2nd Quarter, 2000	$0.570 per unit
3rd Quarter, 2000	$0.580 per unit
4th Quarter, 2000	$0.580 per unit

1st Quarter, 2001	$0.580 per unit
2nd Quarter, 2001	$0.580 per unit
3rd Quarter, 2001	$0.590 per unit
4th Quarter, 2001	$0.590 per unit

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

The Operating Partnership's line of credit contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts. In general, during any four consecutive fiscal quarters the Operating Partnership may only distribute up to 105% of the Operating Partnership's funds from operations (as defined in the related agreement). The line of credit contains exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions, as currently anticipated.

Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2001	2000	1999	1998	1997

Operating Data
Total revenues	$ 91,407	$ 92,510	$ 84,256	$ 69,360	$ 49,354
Income before extraordinary item	25,721	27,730	27,347	25,155	23,763
Net income	25,721	27,519	27,347	24,798	23,763
Income per common unit before extraordinary item - basic	1.75	1.92	1.97	1.94	1.97
Net income per unit - basic	1.75	1.90	1.97	1.91	1.97
Net income per unit - diluted	1.74	1.90	1.97	1.91	1.96
Distributions declared per unit	2.34	2.30	2.26	2.20	2.12

Balance Sheet Data Investment in storage facilities at cost	$611,289	$562,721	$556,473	$502,502	$333,036
Total assets	567,838	547,139	529,719	490,124	327,073
Total debt	241,190	231,223	203,253	190,059	39,559
Total liabilities	255,999	246,309	218,281	203,439	50,319
Limited partners' capital interest at redemption value	20,584	16,954	15,888	21,683	14,454
Partners' capital	274,170	283,876	295,550	265,002	262,300
Other Data
Net cash provided by operating activities	$ 40,922	$ 39,428	$ 41,001	$ 35,151	$ 31,159
Net cash used in investing activities	(17,751)	(25,274)	(51,335)	(154,367)	(98,765)
Net cash (used in) provided by financing activities	(22,709)	(13,765)	8,382	119,633	53,486
Funds from operations available to common unitholders (a)	39,162	36,262	37,815	35,762	30,294
(a)

Funds from operations ("FFO") means income (loss) before extraordinary item (computed in accordance with GAAP) adjusted as follows: (i) less gain on sale of property, (ii) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs, (iii) plus significant non-recurring events (lawsuit settlement in 2001 and unsuccessful debt offering costs in 1998), and (iv) less FFO attributable to minority interest. FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Operating Partnership. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Operating Partnership. Accordingly, FFO is not a substitute for the Operating Partnership's cash flow or net income as a measure of the Operating Partnership's liquidity or operating performance or ability to pay distributions.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

Significant Accounting Policies And Estimates

The Operating Partnership's discussion and analysis of its financial condition and results of operations are based upon the Operating Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Operating Partnership evaluates its estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. The Operating Partnership bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Operating Partnership believes its judgment regarding the impairment of the carrying value of its storage facilities is a significant accounting policy. The Operating Partnership's policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of the storage facility may not be recoverable. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect the Operating Partnership's operating results and financial position. At December 31, 2001 and 2000, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED

DECEMBER 31, 2000

          The Operating Partnership recorded rental revenues of $89.1 million for the year ended December 31, 2001, an increase of $0.9 million or 1% when compared to 2000 rental revenues of $88.2 million. Of this, $3.3 million resulted from a 4% increase in revenues at the 217 core properties considered in same store sales. $0.5 million resulted from the acquisition of 8 stores during 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a $2.9 million decrease from the sale of 7 stores to a joint venture in 2000. Interest and other income increased to $2.3 million in 2001 from $2.1 million in 2000, due to increases in ancillary income from management fees, truck rental and cell towers.

          Property operating and real estate tax expense increased $1.5 million or 5% during the period. Of this, $1.4 million resulted from increased expenses at the 217 core properties considered as same stores. $0.7 million was incurred by the facilities acquired in 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a reduction of $0.6 million from the sale of 7 stores to a joint venture in 2000.

          General and administrative expenses increased $2.2 million in 2001. The increase was primarily a result of a $1.7 million expense in connection with a lawsuit settlement - see discussion in "Legal Proceedings".

          In 2001, interest expense decreased to $13.9 million from $17.5 million as a result of significant decreases in interest rates.

          Depreciation and amortization expense increased to $15.0 million from $14.3 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2001 and a full year of depreciation on 2000 acquisitions.

          The Operating Partnership recorded a $0.1 million loss in 2001 from its ownership interest in two real estate joint ventures.

          Earnings before interest, depreciation and amortization, minority interest and extraordinary loss decreased 7.9% from $59.5 million in 2000 to $54.8 million in 2001 as a result of the aforementioned items.

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          The Operating Partnership recorded rental revenues of $88.2 million for the year ended December 31, 2000, an increase of $5.8 million or 7% when compared to 1999 rental revenues of $82.4 million. Of this, $3.2 million resulted from the acquisition of 5 stores during 2000 and from having the 1999 acquisitions included for a full year of operations. The additional $2.6 million increase resulted from increased revenues at the 204 core properties considered in same store sales. For this core group, total revenues increased 3.7%, primarily as the result of rental rate increases. Interest and other income increased to $2.1 million in 2000 from $1.2 million in 1999, due to increases in ancillary income from management fees, truck rental and cell towers. A $2.2 million gain was recorded on the sale of 7 stores to a joint venture that is 45% owned by the Operating Partnership. In 1999, the Operating Partnership sold 1 store to an unaffiliated entity resulting in a $0.65 million gain.

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

          The Operating Partnership recorded a $0.2 million loss in 2000 from its ownership interest in two real estate joint ventures.

          Earnings before interest, depreciation and amortization, minority interest and extraordinary loss increased 9.4% from $54.4 million in 1999 to $59.5 million in 2000 as a result of the aforementioned items.

          A $0.2 million extraordinary loss was recorded in 2000 when the Operating Partnership's credit facility and term note were replaced with a new agreement in November 2000.

PRO FORMA YEAR ENDED DECEMBER 31, 2001 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 2000

          The following unaudited pro forma information shows the results of operations as though the acquisitions and sales of storage facilities in 2001 and 2000 had all occurred as of the beginning of 2000.

	Year Ended December 31,
(Dollars in thousands)	2001	2000
Revenues:
Rental income	$92,175	$89,049
Interest and other income	2,515	1,880
Total revenues	94,690	90,929
Expenses:
Property operations and maintenance	21,238	19,573
Real estate taxes	8,188	7,712
General and administrative	8,076	5,846
Interest	14,543	14,543
Depreciation and amortization	15,536	15,536
Equity in losses of joint ventures	102	177
Total expenses	67,683	63,387
Income before minority interest and extraordinary item	27,007	27,542

Minority interest	(1,313)	(1,332)
Income before extraordinary item	25,694	26,210
Extraordinary loss on extinguishment of debt	-	(211)
Net income	$25,694	$25,999
Series B preferred unit dividend	(2,955)	(2,955)
Net income available to common unitholders	$22,739	$23,044

          Total revenues of $94.7 million in 2001 increased by 4.1% over 2000's revenues of $90.9 million, primarily as a result of rate increases at the stores and increases in other income.

          Operating expenses and real estate taxes in 2001 were $29.4 million, as compared to $27.3 million in 2000, an increase of 7.7%. The increase was due to increased personnel and property tax costs.

          General and administrative costs were determined by the Operating Partnership's historical costs incurred in the management of properties and increased due to a $1.7 million expense in connection with a lawsuit settlement in 2001.

          Interest expense in both years was determined by adjusting the 2001 expense for borrowings made for acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

          The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $134 million was drawn on December 31, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

          In addition to the credit facility, the Operating Partnership has two unsecured term notes; one in the amount of $30 million due November 2002 bearing interest at LIBOR plus 1.375% and the other in the a mount of $75 million bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Operating Partnership's option.

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

          In 2001, the Company acquired 66,753 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through December 31, 2001 the Company has reacquired 839,453 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

          The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, distributions, and share repurchases for the year 2002. The Operating Partnership expects to fund its maturing $30 million term note with the availability on its unsecured credit facility and the proceeds received from the sale of 8 properties to Locke Sovran II, LLC (see "Disposition of Properties"). Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital. The Operating Partnership's outstanding debt as of December 31, 2001, assuming available extensions, matures as follows:

2002: $30 million

2003: $134 million

2005: $75 million

ACQUISITION OF PROPERTIES

          During 2001 the Operating Partnership used borrowings pursuant to the line of credit to acquire 3 Properties in Massachusetts and Maine comprising 0.2 million square feet from unaffiliated storage operators. An unaffiliated company also contributed 5 properties to a consolidated joint venture, Locke Sovran II, LLC, in exchange for an ownership interest in that joint venture. These Properties are located in Georgia, Massachusetts, and South Carolina. In 2000, 5 facilities totaling 0.2 million square feet were acquired. At December 31, 2001, the Operating Partnership owned and/or operated 241 self-storage facilities in 21 states. Of these facilities, 11 are managed by the Operating Partnership for Locke Sovran I, LLC, an unconsolidated joint venture.

DISPOSITION OF PROPERTIES

During 2001, the Operating Partnership sold 8 Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          In 2000, the Operating Partnership sold 7 Properties for approximately $20 million, recognizing a gain of $2.1 million. The gain recognized represents the proportion of the total gain not related to the Operating Partnership's ongoing ownership interest. The Properties were sold to a joint venture in which the Operating Partnership retained a 45% interest and whose properties the Operating Partnership will manage for an ongoing fee. The Operating Partnership invested $5 million of the proceeds to fund its 45% interest in the venture and received a short-term promissory note of approximately $15 million. The note was repaid in 2001 and the Operating Partnership used the proceeds to pay down its outstanding line of credit, freeing up working capital for acquisitions and expansions done in 2001.

          The Operating Partnership may seek to sell additional Properties to similar joint venture programs in 2002.

INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

          In December 2000, the Operating Partnership contributed 7 self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2001, the Operating Partnership's share of Locke Sovran I, LLC's income was $163,000, which is recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2001. The majority of the $800,000 investment relates to interest bearing loans made by the Operating Partnership to the joint venture. For the year ended December 31, 2001, the Operating Partnership's share of Iskalo Office Holdings, LLC's loss was $305,000. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $225,000 and $164,000 in 2001 and 2000, respectively.

A summary of the unconsolidated joint ventures financial statements as of and for the year ended December 31, 2001 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,426	$ -
Investment in office building	-	6,341
Other assets	1,957	160
Total Assets	$ 42,383	$ 6,501
Due to the Operating Partnership	$ 679	$ 800
Mortgage payable	30,500	6,440
Other liabilities	555	167
Total Liabilities	31,734	7,407
Unaffiliated partners' equity (deficiency)	5,465	(482)
Operating Partnership equity (deficiency)	5,184	(424)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,383	$ 6,501
Income Statement Data:
Total revenues	$ 5,511	$ 474
Total expenses	5,150	1,097
Net income (loss)	$ 361	$ (623)

The Operating Partnership does not guarantee the debt of either joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2001, the Operating Partnership had no contracts to acquire additional properties. The Operating Partnership's consolidated joint venture, Locke Sovran II, LLC had 12 properties under contract at December 31, 2001. All of these properties were purchased by Locke Sovran II, LLC in February 2002 for $25.9 million.

          The Operating Partnership also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND IMPACT ON THE OPERATING PARTNERSHIP

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2002 may be applied toward the Company's 2001 distribution requirement. The Company's source of funds for such distributions are solely and directly from the Operating Partnership.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2001, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          At December 31, 2001, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

          Because all but $130 million of the Operating Partnership's outstanding debt of $241 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

          Based upon the Operating Partnership's indebtedness at December 31, 2001, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.1 million.

INFLATION

          The Operating Partnership does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

SEASONALITY

          The Operating Partnership's revenues typically have been higher in the third and fourth quarter, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to affect materially distributions to unitholders.

Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Operating Partnership must adopt this standard in 2002. The Operating Partnership does not expect the adoption of this standard to have a material effect on its results of operations and financial condition.

UNITHOLDER INFORMATION

CORPORATE HEADQUARTERS
6467 Main Street
Buffalo, New York 14221
716-633-1850

SOVRAN'S WEBSITE
http://www.sovranss.com

FORM 10-K REPORT
A copy of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities Exchange Commission, will be furnished to unitholders without charge upon written request. Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Diane M. Piegza, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8.	Financial Statements and Supplementary Data

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except unit data)	2001	2000
Assets
Investment in storage facilities:
Land	$ 117,069	$ 110,874
Building and equipment	494,220	451,847
	611,289	562,721
Less: accumulated depreciation	(59,091)	(45,253)
Investment in storage facilities, net	552,198	517,468
Cash and cash equivalents	1,883	1,421
Accounts receivable	1,064	1,141
Receivable from related parties	122	2,007
Notes receivable from joint ventures	679	15,772
Investment in joint ventures	3,659	4,033
Prepaid expenses	2,505	2,030
Other assets	5,728	3,267
Total Assets	$ 567,838	$ 547,139
Liabilities
Line of credit	$134,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	3,969	4,393
Deferred revenue	3,157	3,221
Accrued distributions	7,683	7,472
Mortgage payable	2,190	2,223
Total Liabilities	255,999	246,309
Minority interest	17,085	-
Limited partners' capital interest (660,814 units in 2001 and 853,037 in 2000) at redemption value	20,584	16,954

Partners' Capital
General partner (219,567 units outstanding in 2001 and 2000)	4,873	5,171
Limited partner (12,135,394 and 11,809,120 units issued and outstanding in 2001 and 2000, respectively)	238,924	248,705
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Accumulated other comprehensive income	373	-
Total Partners' Capital	274,170	283,876
Total Liabilities and Partners' Capital	$567,838	$547,139
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2001	2000	1999

Revenues
Rental income	$ 89,116	$ 88,208	$ 82,387
Interest and other income	2,291	2,141	1,217
Gain on sale of real estate	-	2,161	652
Total revenues	91,407	92,510	84,256

Expenses
Property operations and maintenance	20,517	19,329	17,035
Real estate taxes	7,981	7,718	7,238
General and administrative	8,026	5,786	5,571
Interest	13,940	17,497	13,927
Depreciation and amortization	15,035	14,273	13,138
Equity in losses of joint ventures	102	177	-
Total expenses	65,601	64,780	56,909

Income before minority interest and extraordinary item	25,806	27,730	27,347
Minority interest	(85)	-	-

Income before extraordinary item	25,721	27,730	27,347
Extraordinary loss on extinguishment of debt	-	(211)	-
Net Income	$ 25,721	$ 27,519	$ 27,347

Series B preferred unit distribution	(2,955)	(2,955)	(1,239)
Net income available to common unitholders	$ 22,766	$ 24,564	$ 26,108

Per Common Unit:
Earnings per common unit before extraordinary item - basic	$ 1.75	$ 1.92	$ 1.97
Extraordinary loss	-	(0.02)	-
Earnings per common unit - basic	$ 1.75	$ 1.90	$ 1.97
Earnings per common unit - diluted	$ 1.74	$ 1.90	$ 1.97

Distributions declared per common unit	$ 2.34	$ 2.30	$ 2.26

See notes to financial statements.

Sovran Acquisition Limited Partnership
Statements of Partners' Capital
(Dollars in thousands)	Sovran Holdings, Inc. General Partner	Sovran Self Storage Inc. Limited Partner	Preferred Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Limited Partners' Capital Interest

Balance January 1, 1999	$ 5,284	$ 259,718	$ -	$ -	$ 265,002	$ 21,683

Proceeds from issuance of Partnership Units	-	6,435	-	-	6,435	-
Redemption of Partnership Units	-	-	-	-	-	(261)
Issuance of 9.85% Series B Preferred Units	-	(1,415)	30,000	-	28,585	-
Exercise of stock options	-	169	-	-	169	-
Earned portion of restricted stock	-	102	-	-	102	-
Purchase of treasury shares	-	(6,454)	-	-	(6,454)	-
Deferred compensation	-	22	-	-	22	-
Net income	427	25,158	-	-	25,585	1,762
Distributions	(517)	(28,736)	-	-	(29,253)	(1,939)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	89	5,268	-	-	5,357	(5,357)
Balance December 31, 1999	5,283	260,267	30,000	-	295,550	15,888
Proceeds from issuance of Partnership Units	-	2,064	-	-	2,064	-
Earned portion of restricted stock	-	137	-	-	137	-
Purchase of treasury shares	-	(7,784)	-	-	(7,784)	-
Deferred compensation	-	50	-	-	50	-
Net income	469	25,238	-	-	25,707	1,812
Distributions	(559)	(30,073)	-	-	(30,632)	(1,962)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(22)	(1,194)	-	-	(1,216)	1,216
Balance December 31, 2000	5,171	248,705	30,000	-	283,876	16,954

Proceeds from issuance of Partnership Units	-	5,209	-	-	5,209	-
Redemption of Partnership Units	-	1,868	-	-	1,868	(5,646)
Exercise of stock options	-	1,096	-	-	1,096	-
Earned portion of restricted stock	-	424	-	-	424	-
Purchase of treasury shares	-	(1,809)	-	-	(1,809)	-
Deferred compensation	-	69	-	-	69	-
Net income	429	23,760	-	-	24,189	1,532
Increase in fair value of derivatives	-	-	-	373	373	-
Total comprehensive income	-	-	-	-	24,562	1,532
Distributions	(560)	(31,093)	-	-	(31,653)	(1,728)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(167)	(9,305)	-	-	(9,472)	9,472
Balance December 31, 2001	$ 4,873	$ 238,924	$ 30,000	$ 373	$ 274,170	$ 20,584

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999

Operating Activities
Net income	$ 25,721	$ 27,519	$ 27,347
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	211	-
Depreciation and amortization	15,035	14,273	13,138
Gain on sale of real estate	-	(2,161)	(652)
Equity in losses of joint ventures	102	177	-
Minority interest	85	-	-
Restricted stock earned	424	137	102
Changes in assets and liabilities:
Accounts receivable	91	20	(73)
Fees receivable from joint ventures	711	(711)	-
Prepaid expenses	(472)	(70)	73
Accounts payable and other liabilities	(626)	203	988
Deferred revenue	(149)	(170)	78
Net cash provided by operating activities	40,922	39,428	41,001

Investing Activities
Additions to storage facilities	(31,483)	(23,390)	(53,090)
Proceeds from sale of real estate	-	-	2,302
Cash distribution from (investment in) joint ventures	272	(514)	(212)
Reimbursement of advances made to joint ventures	14,382	-	-
Receipts from (advances to) related parties	1,885	(1,370)	(287)
Other assets	(2,807)	-	(48)
Net cash used in investing activities	(17,751)	(25,274)	(51,335)

Financing Activities
Net proceeds from sale of partnership units	6,374	2,064	6,604
Net proceeds from sale of preferred units	-	-	28,585
Proceeds from line of credit	10,000	1,000	11,000
Proceeds from term note	-	30,000	-
Financing costs	(398)	(3,388)	-
Distributions paid	(33,065)	(32,627)	(31,074)
Purchase of treasury stock	(1,809)	(7,784)	(6,454)
Redemption of operating partnership units	(3,778)	-	(261)
Mortgage principal payments	(33)	(3,030)	(18)

Net cash (used in) provided by financing activities	(22,709)	(13,765)	8,382
Net increase (decrease) in cash	462	389	(1,952)
Cash at beginning of period	1,421	1,032	2,984
Cash at end of period	$ 1,883	$ 1,421	$ 1,032

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999
Supplemental cash flow information
Cash paid for interest	$ 14,416	$ 16,948	$ 13,966
Storage facilities acquired through issuance of an ownership interest in the consolidated joint venture	17,000	-	-
Note receivable from sale of storage facilities to joint venture	-	15,000	-
Investment in joint venture received as part of sale of storage facilities	-	2,834	-
Storage facilities acquired through assumption of mortgage	-	-	2,212
Fair value of net liabilities assumed on the acquisition of storage facilities	165	83	463

Distributions declared but unpaid at December 31, 2001, 2000 and 1999 were $7,683, $7,472, and $7,496, respectively.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Acquisition Limited Partnership - December 31, 2001

1.  ORGANIZATION

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2001, the Operating Partnership owned and/or managed 241 self-storage properties under the "Uncle Bob's Self Storage" ® trade name in 21 states.

          As of December 31, 2001, the Company was a 94.92% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and Locke Sovran II, LLC, a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

Cash and Cash Equivalents: The Operating Partnership considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2001, 2000, and 1999 were $0.4 million, $1.4 million and $0.4 million, respectively.

Interest and Other Income: Consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.

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

Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2001 and 2000, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

Other Assets: Included in other assets are intangible assets and a note receivable of $2.8 million. The intangible assets at December 31, 2001, consist primarily of loan acquisition costs of approximately $3.6 million, net of accumulated amortization of approximately $1.1 million; and covenants not to compete of $0.8 million, net of accumulated amortization of $0.8 million. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $1.1 million, $0.9 million and $0.9 million for the periods ended December 31, 2001, 2000 and 1999, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

Minority Interest: The minority interest reflects the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to the joint venture partners are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance.

Income Taxes:  No provision has been made for income taxes in the accompanying financial statements since the Operating Partnership qualifies as a partnership for federal and state income tax purposes and its partners are required to include their respective shares of profits and losses in their income tax returns.

Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partner's capital.

Derivative Financial Instruments: On January 1, 2001, the Operating Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Operating Partnership determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Operating Partnership's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

Recent Accounting Pronouncement: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Operating Partnership must adopt this standard in 2002. The Operating Partnership does not expect the adoption of this standard to have a material effect on its results of operations and financial condition.

Reclassification: Certain amounts from the 2000 financial statements have been reclassified to conform with the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  EARNINGS PER UNIT

          The Operating Partnership reports earnings per unit data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per unit, the Operating Partnership excludes preferred unit distributions from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per common unit.

(Amounts in thousands, except per unit data)	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Numerator: Net income available to common unitholders	$ 22,766	$ 24,564	$ 26,108
Denominator Denominator for basic earnings per unit - weighted average units	12,991	12,920	13,267
Effect of Dilutive Securities: Options for Company stock	101	1	3
Denominator for diluted earnings per unit - adjusted weighted - average units and assumed conversion	13,092	12,921	13,270
Basic Earnings per Common Unit	$ 1.75	$ 1.90	$ 1.97
Diluted Earnings per Common Unit	$ 1.74	$ 1.90	$ 1.97

4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2001 and December 31, 2000.

(Dollars in thousands)	2001	2000
Cost:
Beginning balance	$562,721	$556,473
Property acquisitions	30,269	11,239
Improvements and equipment additions	18,527	12,228
Dispositions	(228)	(17,219)
Ending balance	$611,289	$562,721
Accumulated Depreciation:
Beginning balance	$ 45,253	$ 33,453
Additions during the year	13,918	13,352
Dispositions	(80)	(1,552)
Ending balance	$ 59,091	$ 45,253

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at December 31, 2001 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 3.5% (8.2% at December 31, 2000). At December 31, 2001, there was $16 million available on the line of credit.

          The Operating Partnership recorded an extraordinary loss on the extinguishment of debt of $211,000 in 2000, representing the unamortized financing costs of credit facilities that were refinanced during 2000.

          The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps require the Operating Partnership to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not changed. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its net present value. The Operating Partnership enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners' capital as Accumulated Other Comprehensive Income (AOCI). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2001.

The Operating Partnership has entered into three interest rate swap agreements, one in March 2001 for $50 million and two in September 2001 for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreements matures in November 2005, the other matures in October 2006, and the $30 million swap agreement matures in September 2008.

          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership; as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. During 2001, the net reclassification from AOCI to interest expense was $1.1 million based on payments made under the swap agreements. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at December 31, 2001 was a $373,000 asset.

7.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma information shows the results of operations as though the acquisitions and dispositions of storage facilities in 2001 and 2000 had all occurred as of the beginning of 2000.

	Year ended December 31,
(Dollars in thousands, except unit data)	2001	2000
Total revenues	$ 94,690	$ 90,929
Total expenses	(67,683)	(63,387)
Minority interest	(1,313)	(1,332)
Income before extraordinary loss	25,694	26,210
Net Income	$ 25,694	$ 25,999
Net income available to common unitholders	$ 22,739	$ 23,044
Earnings per common unit before extraordinary loss - basic	$ 1.75	$ 1.79
Earnings per common unit - basic	$ 1.75	$ 1.77
Earnings per common unit - diluted	$ 1.73	$ 1.76
Common units used in basic earnings per unit calculation	13,015,775	13,015,775

          Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Operating Partnership and the acquired entities. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

8.  STOCK OPTIONS

          The Operating Partnership accounts for stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the number of stock options is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per unit under the new method.

          The Company established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2001, options for 829,050 shares were outstanding under the Plan and 394,610 shares of common stock are available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2001, options for 73,500 shares were outstanding under the Non-employee Plan.

          The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0% for 2001, 6.5% for 2000, and 7.0% for 1999; dividend yield of 10.7% for 2001, 11% for 2000, and 10% for 1999; volatility factor of the expected market price of the Company's common stock of .23 for 2001, and .21 for 2000 and 1999. The average fair value of options granted was $.93 in 2001, $.90 in 2000, and $1.76 in 1999.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Operating Partnership's pro forma information for the years ended December 31, 2001, 2000 and 1999 follows (in thousands, except for earnings per unit information).

	2001	2000	1999
Pro forma net income available to common unitholders	$ 22,578	$ 24,454	$ 26,001
Pro forma earnings per common unit - Basic - Diluted	$ 1.74 $ 1.72	$ 1.89 $ 1.89	$ 1.96 $ 1.96

The Company has also issued 113,840 shares of restricted stock to employees which vest over four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $30.36. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	639,050	$ 23.67	433,050	$ 25.32	387,600	$ 25.99

Granted	329,500	21.71	212,000	19.19	58,200	27.18
Exercised	(52,500)	20.77	-	-	(6,750)	23.00
Forfeited	(13,500)	20.75	(6,000)	19.06	(6,000)	30.62
Outstanding at end of year	902,550	$ 23.14	639,050	$ 23.67	433,050	$ 25.32
Exercisable at end of year	417,370	$ 24.55	328,743	$ 24.24	305,910	$ 24.27

          Exercise prices for options outstanding as of December 31, 2001 ranged from $19.07 to $29.66. The weighted average remaining contractual life of those options is 6.97 years.

9.  RETIREMENT PLAN

          Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan which was effective September 1, 1997. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Operating Partnership was approximately $63,000, $60,000 and $56,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  SHAREHOLDER RIGHTS PLAN

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

11.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

          In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2001, the Operating Partnership's share of Locke Sovran I, LLC's income was $163,000 and the amortization of the deferred gain was $40,000, both of which are recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2001. The majority of the $800,000 investment relates to interest bearing loans made by the Operating Partnership to the joint venture. For the year ended December 31, 2001, the Operating Partnership's share of Iskalo Office Holdings, LLC's loss was $305,000. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $255,000 and $164,000 in 2001 and 2000, respectively.

A summary of the unconsolidated joint ventures financial statements as of and for the year ended December 31, 2001 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,426	$ -
Investment in office building	-	6,341
Other assets	1,957	160
Total Assets	$ 42,383	$ 6,501
Due to the Operating Partnership	$ 679	$ 800
Mortgage payable	30,500	6,440
Other liabilities	555	167
Total Liabilities	31,734	7,407
Unaffiliated partners' equity (deficiency)	5,465	(482)
Operating Partnership equity (deficiency)	5,184	(424)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,383	$ 6,501
Income Statement Data:
Total revenue	$ 5,511	$ 474
Total expenses	5,150	1,097
Net income (loss)	$ 361	$ (623)

12.  PREFERRED STOCK

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until on, or after July 30, 2004, at which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

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

The Series B Cumulative Redeemable Preferred Stock is recorded as Preferred Partners' Units in the Operating Partnership's balance sheet.

13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2001 and 2000 (dollars in thousands, except per unit data).

2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 22,242	$ 22,675	$ 23,536	$ 22,954
Net Income	$ 5,722	$ 6,854	$ 7,738	$ 5,407
Net income available to common unitholders	$ 4,983	$ 6,115	$ 6,999	$ 4,669
Net Income Per Common Unit (Note 3):
Basic	$ 0.39	$ 0.47	$ 0.54	$ 0.35
Diluted	$ 0.39	$ 0.47	$ 0.53	$ 0.35

2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 21,798	$ 22,289	$ 23,486	$ 24,937
Income before extraordinary loss	$ 6,219	$ 6,408	$ 6,632	$ 8,471
Net Income	$ 6,219	$ 6,408	$ 6,632	$ 8,260
Net income available to common unitholders	$ 5,480	$ 5,669	$ 5,893	$ 7,522
Net Income Per Common Unit (Note 3):
Before extraordinary loss - Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.60
Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.58
Diluted	$ 0.42	$ 0.44	$ 0.46	$ 0.58

The Operating Partnership's net income in the fourth quarter of 2001 was impacted by a $1.7 million expense in connection with a lawsuit settlement described in Note 15.

14.  COMMITMENTS AND CONTINGENCIES

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

15.  LEGAL PROCEEDINGS

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company paid $2,359,174 to the Plaintiff in settlement of all claims. In addition, legal fees and related expenses totaling $1,686,000 were paid by the Company in connection with the lawsuit, and $781,000 was paid in connection with its own counterclaim against the Plaintiff. Pursuant to their agreement with the Company to pay certain costs and losses arising from the lawsuit, the Founding Shareholders made payment to the Company in April 2001 of $1,785,000 and in November 2001 by the redemption of 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000. The cost to the Operating Partnership, after indemnification by the Founding Shareholders, was $1.7 million.

Report of Independent Auditors

The Board of Directors and Partners
Sovran Acquisition Limited Partnership

          We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Acquisition Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
January 30, 2002

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

     The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 16, 2002.

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

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 16, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

     At December 31, 2001, the Company beneficially owns 12,354,961 Units which constitute 94.92% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.

     The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 16, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2001, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

-

On January 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $900,901 to the Operating Partnership in exchange for 44,410 Units.

-	On February 9, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 60,220 Units to the Company.
-

On February 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $283,027 to the Operating Partnership in exchange for 13,555 Units.

-	On March 1, 2001, the Operating Partnership redeemed 58,538 Units from a partner.
-

On March 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $333,310 to the Operating Partnership in exchange for 15,148 Units.

-

On April 20, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,136,918 to the Operating Partnership in exchange for 49,827 Units.

-

On May 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $530,061 to the Operating Partnership in exchange for 21,576 Units.

-	On May 30, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 7,150 Units to the Company.
-

On June 23, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $20,748 to the Operating Partnership in exchange for 817 Units.

-	On June 29, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 35,350 Units to the Company.
-

On July 20, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $616,548 to the Operating Partnership in exchange for 24,237 Units.

-	On July 30, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,521 Units to the Company.
-

On August 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $116,553 to the Operating Partnership in exchange for 4,515 Units.

-

On September 24, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $81,762 to the Operating Partnership in exchange for 3,141 Units.

-	On September 25, 2001, the Operating Partnership redeemed 88,525 Units from a partner.
-	On October 10, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 3,500 Units to the Company.
-

On October 22, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $951,230 to the Operating Partnership in exchange for 34,212 Units.

-	On November 19, 2001, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 4,000 Units to the Company.
-

On November 23, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $34,285 to the Operating Partnership in exchange for 1,193 Units.

-	On December 17, 2001, the Operating Partnership redeemed 4,300 Units from a partner.
-	On December 20, 2001, in connection with the Company's incentive compensation plan, the Operating Partnership issued 18,165 Units to the Company.
-

On December 24, 2001, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $255,293 to the Operating Partnership in exchange for 8,631 Units.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2001 and 2000.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2001, 2000, and 1999.
	(iii)	Consolidated Statements of Partners' Capital for Years Ended December 31, 2001, 2000, and 1999.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000, and 1999.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2001 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

          All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits - See the Exhibit Index beginning on page 62 of this Annual Report on Form 10-K.
	(b)	Reports on Form 8-K. None.

Sovran Acquisition Limited Partnership

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2001

	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA	$ 363	$ 1,679	$ 282	$ 363	$ 1,961	$ 2,324	$ 312	6/26/95
Boston-Metro II	MA	680	1,616	130	680	1,746	2,426	290	6/26/95
E. Providence	RI	345	1,268	147	344	1,416	1,760	237	6/26/95
Charleston I	SC	416	1,516	182	416	1,698	2,114	306	6/26/95
Lakeland I	FL	397	1,424	174	397	1,598	1,995	267	6/26/95
Charlotte	NC	308	1,102	211	308	1,313	1,621	204	6/26/95
Tallahassee I	FL	770	2,734	1,361	770	4,095	4,865	569	6/26/95
Youngstown	OH	239	1,110	282	239	1,392	1,631	249	6/26/95
Cleveland-Metro I	OH	179	836	389	179	1,225	1,404	183	6/26/95
Cleveland-Metro II	OH	701	1,659	210	701	1,869	2,570	316	6/26/95
Tallahassee II	FL	204	734	281	205	1,014	1,219	164	6/26/95
Pt. St. Lucie	FL	395	1,501	225	395	1,726	2,121	319	6/26/95
Deltona	FL	483	1,752	357	483	2,109	2,592	342	6/26/95
Middletown	NY	224	808	688	224	1,496	1,720	203	6/26/95
Buffalo I	NY	423	1,531	795	497	2,252	2,749	383	6/26/95
Rochester I	NY	395	1,404	147	395	1,551	1,946	244	6/26/95
Salisbury	MD	164	760	213	164	973	1,137	153	6/26/95
New Bedford	MA	367	1,325	248	367	1,573	1,940	280	6/26/95
Fayetteville	NC	853	3,057	219	853	3,276	4,129	529	6/26/95
Allentown	PA	199	921	837	203	1,754	1,957	221	6/26/95
Jacksonville I	FL	152	728	231	152	959	1,111	185	6/26/95
Columbia I	SC	268	1,248	209	268	1,457	1,725	238	6/26/95
Rochester II	NY	230	847	226	234	1,069	1,303	170	6/26/95
Savannah I	GA	463	1,684	1,088	463	2,772	3,235	340	6/26/95
Greensboro	NC	444	1,613	322	444	1,935	2,379	313	6/26/95
Raleigh I	NC	649	2,329	314	649	2,643	3,292	424	6/26/95
New Haven	CT	387	1,402	358	387	1,760	2,147	267	6/26/95
Atlanta-Metro I	GA	844	2,021	320	844	2,341	3,185	380	6/26/95
Atlanta-Metro II	GA	302	1,103	167	303	1,269	1,572	236	6/26/95
Buffalo II	NY	315	745	216	315	961	1,276	161	6/26/95
Raleigh II	NC	321	1,150	249	321	1,399	1,720	233	6/26/95
Columbia II	SC	361	1,331	162	374	1,480	1,854	268	6/26/95
Columbia III	SC	189	719	167	189	886	1,075	174	6/26/95
Columbia IV	SC	488	1,188	213	488	1,401	1,889	259	6/26/95
Atlanta-Metro III	GA	430	1,579	185	430	1,764	2,194	322	6/26/95
Orlando I	FL	513	1,930	236	513	2,166	2,679	381	6/26/95
Spartanburg	SC	331	1,209	132	331	1,341	1,672	234	6/26/95
Sharon	PA	194	912	227	194	1,139	1,333	196	6/26/95
Ft. Lauderdale	FL	1,503	3,619	284	1,503	3,903	5,406	667	6/26/95
West Palm I	FL	398	1,035	129	398	1,164	1,562	221	6/26/95
Atlanta-Metro IV	GA	423	1,015	230	424	1,244	1,668	213	6/26/95
Atlanta-Metro V	GA	483	1,166	154	483	1,320	1,803	232	6/26/95
Atlanta-Metro VI	GA	308	1,116	235	308	1,351	1,659	261	6/26/95
Atlanta-Metro VII	GA	170	786	222	174	1,004	1,178	181	6/26/95
Atlanta-Metro VIII	GA	413	999	415	413	1,414	1,827	246	6/26/95
Baltimore I	MD	154	555	190	154	745	899	125	6/26/95
Baltimore II	MD	479	1,742	565	479	2,307	2,786	349	6/26/95
Augusta I	GA	357	1,296	321	357	1,617	1,974	242	6/26/95
Macon I	GA	231	1,081	107	231	1,188	1,419	211	6/26/95
Melbourne I	FL	883	2,104	1,338	883	3,442	4,325	481	6/26/95
Newport News	VA	316	1,471	455	316	1,926	2,242	316	6/26/95
Pensacola I	FL	632	2,962	511	651	3,454	4,105	583	6/26/95
Augusta II	GA	315	1,139	303	315	1,442	1,757	230	6/26/95
Hartford-Metro I	CT	715	1,695	399	715	2,094	2,809	317	6/26/95
Atlanta-Metro IX	GA	304	1,118	406	304	1,524	1,828	244	6/26/95
Alexandria	VA	1,375	3,220	566	1,375	3,786	5,161	576	6/26/95
Pensacola II	FL	244	901	203	244	1,104	1,348	225	6/26/95
Melbourne II	FL	834	2,066	153	834	2,219	3,053	435	6/26/95
Hartford-Metro II	CT	234	861	146	238	1,003	1,241	162	6/26/95
Atlanta-Metro X	GA	256	1,244	143	256	1,387	1,643	254	6/26/95
Norfolk I	VA	313	1,462	520	313	1,982	2,295	284	6/26/95
Norfolk II	VA	278	1,004	198	278	1,202	1,480	233	6/26/95
Birmingham I	AL	307	1,415	224	307	1,639	1,946	261	6/26/95
Birmingham II	AL	730	1,725	343	730	2,068	2,798	325	6/26/95
Montgomery I	AL	863	2,041	270	863	2,311	3,174	375	6/26/95
Jacksonville II	FL	326	1,515	214	326	1,729	2,055	284	6/26/95
Pensacola II	FL	369	1,358	473	369	1,831	2,200	315	6/26/95
Pensacola IV	FL	244	1,128	128	244	1,256	1,500	241	6/26/95
Pensacola V	FL	226	1,046	261	226	1,307	1,533	246	6/26/95
Tampa I	FL	1,088	2,597	391	1,088	2,988	4,076	511	6/26/95
Tampa II	FL	526	1,958	306	526	2,264	2,790	435	6/26/95
Tampa III	FL	672	2,439	293	672	2,732	3,404	476	6/26/95
Jackson I	MS	343	1,580	181	343	1,761	2,104	318	6/26/95
Jackson II	MS	209	964	333	209	1,297	1,506	228	6/26/95
Richmond	VA	443	1,602	405	443	2,007	2,450	332	8/25/95
Orlando II	FL	1,161	2,755	485	1,161	3,240	4,401	519	9/29/95
Birmingham III	AL	424	1,506	377	424	1,883	2,307	344	1/16/96
Macon II	GA	431	1,567	259	431	1,826	2,257	266	12/1/95
Harrisburg I	PA	360	1,641	232	360	1,873	2,233	313	12/29/95
Harrisburg II	PA	627	2,224	285	648	2,488	3,136	401	12/29/95
Syracuse I	NY	470	1,712	169	472	1,879	2,351	291	12/27/95
Ft. Myers	FL	205	912	129	205	1,041	1,246	223	12/28/95
Ft. Myers II	FL	412	1,703	253	413	1,955	2,368	408	12/28/95
Newport News II	VA	442	1,592	117	442	1,709	2,151	261	1/5/96
Montgomery II	AL	353	1,299	163	353	1,462	1,815	235	1/23/96
Charlestown II	SC	237	858	295	232	1,158	1,390	165	3/1/96
Tampa IV	FL	766	1,800	319	766	2,119	2,885	287	3/28/96
Arlington I	TX	442	1,767	172	442	1,939	2,381	275	3/29/96
Arlington II	TX	408	1,662	306	408	1,968	2,376	335	3/29/96
Ft. Worth	TX	328	1,324	119	328	1,443	1,771	212	3/29/96
San Antonio I	TX	436	1,759	363	436	2,122	2,558	319	3/29/96
San Antonio II	TX	289	1,161	308	289	1,469	1,758	225	3/29/96
Syracuse II	NY	481	1,559	1,066	671	2,435	3,106	275	6/5/96
Montgomery III	AL	279	1,014	154	279	1,168	1,447	194	5/21/96
West Palm II	FL	345	1,262	112	345	1,374	1,719	209	5/29/96
Ft. Myers III	FL	229	884	88	229	972	1,201	149	5/29/96
Pittsburgh	PA	545	1,940	167	545	2,107	2,652	292	6/19/96
Lakeland II	FL	359	1,287	822	359	2,109	2,468	255	6/26/96
Springfield	MA	251	917	580	297	1,451	1,748	227	6/28/96
Ft. Myers IV	FL	344	1,254	165	344	1,419	1,763	207	6/28/96
Baltimore III	MD	777	2,770	103	777	2,873	3,650	397	7/26/96
Jacksonville III	FL	568	2,028	617	568	2,645	3,213	347	8/23/96
Jacksonville IV	FL	436	1,635	329	436	1,964	2,400	288	8/26/96
Pittsburgh II	PA	627	2,257	698	631	2,951	3,582	395	8/28/96
Jacksonville V	FL	535	2,033	106	538	2,136	2,674	344	8/30/96
Charlotte II	NC	487	1,754	88	487	1,842	2,329	245	9/16/96
Charlotte III	NC	315	1,131	210	315	1,341	1,656	167	9/16/96
Orlando III	FL	314	1,113	413	314	1,526	1,840	198	10/30/96
Rochester III	NY	704	2,496	165	707	2,658	3,365	327	12/20/96
Youngstown II	OH	600	2,142	86	600	2,228	2,828	285	1/10/97
Akron	OH	413	1,478	100	413	1,578	1,991	196	1/10/97
Cleveland III	OH	751	2,676	453	751	3,129	3,880	384	1/10/97
Cleveland IV	OH	725	2,586	402	725	2,988	3,713	397	1/10/97
Cleveland V	OH	637	2,918	588	641	3,502	4,143	428	1/10/97
Cleveland VI	OH	495	1,781	326	495	2,107	2,602	272	1/10/97
Cleveland VII	OH	761	2,714	493	761	3,207	3,968	432	1/10/97
Cleveland VIII	OH	418	1,921	634	418	2,555	2,973	347	1/10/97
Cleveland IX	OH	606	2,164	205	606	2,369	2,975	298	1/10/97
Grand Rapids II	MI	219	790	590	219	1,380	1,599	162	1/17/97
Holland	MI	451	1,830	823	451	2,653	3,104	348	1/17/97
San Antonio III	TX	474	1,686	122	474	1,808	2,282	228	1/30/97
Universal	TX	346	1,236	123	346	1,359	1,705	168	1/30/97
San Antonio IV	TX	432	1,560	857	432	2,417	2,849	231	1/30/97
Houston-Eastex	TX	634	2,565	144	634	2,709	3,343	322	3/26/97
Houston-Nederland	TX	566	2,279	112	566	2,391	2,957	287	3/26/97
Houston-College	TX	293	1,357	183	293	1,540	1,833	182	3/26/97
Lynchburg-Lakeside	VA	335	1,342	138	335	1,480	1,815	218	3/31/97
Lynchburg-Timberlake	VA	328	1,315	466	328	1,781	2,109	219	3/31/97
Lynchburg-Amherst	VA	155	710	174	152	887	1,039	127	3/31/97
Christiansburg	VA	245	1,120	121	245	1,241	1,486	149	3/31/97
Chesapeake	VA	260	1,043	248	260	1,291	1,551	148	3/31/97
Danville	VA	326	1,488	38	326	1,526	1,852	185	3/31/97
Orlando-W 25th St.	FL	289	1,160	144	290	1,303	1,593	157	3/31/97
Delray I-Mini	FL	491	1,756	420	491	2,176	2,667	263	4/11/97
Savannah II	GA	296	1,196	123	296	1,319	1,615	165	5/8/97
Delray II-Safeway	FL	921	3,282	206	921	3,488	4,409	403	5/21/97
Cleveland X-Avon	OH	301	1,214	223	304	1,434	1,738	173	6/4/97
Dallas-Skillman	TX	960	3,847	795	960	4,642	5,602	598	6/30/97
Dallas-Centennial	TX	965	3,864	854	943	4,740	5,683	583	6/30/97
Dallas-Samuell	TX	570	2,285	373	570	2,658	3,228	370	6/30/97
Dallas-Hargrove	TX	370	1,486	256	370	1,742	2,112	270	6/30/97
Houston-Antione	TX	515	2,074	280	515	2,354	2,869	321	6/30/97
Atlanta-Alpharetta	GA	1,033	3,753	144	1,033	3,897	4,930	496	7/24/97
Atlanta-Marietta	GA	769	2,788	61	771	2,847	3,618	326	7/24/97
Atlanta-Doraville	GA	735	3,429	76	735	3,505	4,240	401	8/21/97
Greensboro-Hilltop	NC	268	1,097	122	268	1,219	1,487	137	9/25/97
GreensboroStgCch	NC	89	376	859	89	1,235	1,324	76	9/25/97
Baton Rouge-Airline	LA	396	1,831	199	396	2,030	2,426	255	10/9/97
Baton Rouge-Airline2	LA	282	1,303	121	282	1,424	1,706	185	11/21/97
Harrisburg-Peiffers	PA	635	2,550	93	637	2,641	3,278	273	12/3/97
Chesapeake-Military	VA	542	2,210	144	542	2,354	2,896	238	2/5/98
Chesapeake-Volvo	VA	620	2,532	139	620	2,671	3,291	274	2/5/98
Virginia Beach Shell	VA	540	2,211	112	540	2,323	2,863	241	2/5/98
Virginia Beach Central	VA	864	3,994	439	864	4,433	5,297	430	2/5/98
Norfolk-Naval Base	VA	1,243	5,019	158	1,243	5,177	6,420	516	2/5/98
Tampa-E. Hillsborough	FL	709	3,235	413	709	3,648	4,357	453	2/4/98
Harriman	NY	843	3,394	152	843	3,546	4,389	348	2/4/98
Greenboro-High Point	NC	397	1,834	289	397	2,123	2,520	210	2/10/98
Lynchburg-Timberlake	VA	488	1,746	190	488	1,936	2,424	182	2/18/98
Salem	MA	733	2,941	466	733	3,407	4,140	336	3/3/98
Chattanooga-Lee Hwy.	TN	384	1,371	212	384	1,583	1,967	179	3/27/98
Chattanooga-Hwy. 58	TN	296	1,198	446	296	1,644	1,940	146	3/27/98
Ft. Oglethorpe	GA	349	1,250	110	349	1,360	1,709	132	3/27/98
Birmingham-Walt	AL	544	1,942	378	544	2,320	2,864	271	3/27/98
East Greenwich	RI	702	2,821	166	702	2,987	3,689	283	3/26/98
Durham-Hillborough	NC	775	3,103	345	775	3,448	4,223	315	4/9/98
Durham-Cornwallis	NC	940	3,763	297	940	4,060	5,000	370	4/9/98
Hendersonville	TN	1,050	4,203	50	1,050	4,253	5,303	402	4/9/98
Salem-Policy	NH	742	2,977	18	742	2,995	3,737	285	4/7/98
Warrem-Elm	OH	522	1,864	122	522	1,986	2,508	214	4/22/98
Warren-Youngstown	OH	512	1,829	32	512	1,861	2,373	173	4/22/98
Waterford-Highland	MI	1,487	5,306	423	1,487	5,729	7,216	528	4/28/98
Indian Harbor	FL	662	2,654	171	662	2,825	3,487	256	6/2/98
Jackson 3 - I55	MS	744	3,021	44	744	3,065	3,809	296	5/13/98
Katy-N. Fry	TX	419	1,524	58	419	1,582	2,001	151	5/20/98
Hollywood-Sheridan	FL	1,208	4,854	141	1,208	4,995	6,203	450	7/1/98
Pompano Beach - Atlantic	FL	944	3,803	108	944	3,911	4,855	352	7/1/98
Pompano Beach - Sample	FL	903	3,643	276	903	3,919	4,822	342	7/1/98
Boca Raton-18th St.	FL	1,503	6,059	237	1,503	6,296	7,799	560	7/1/98
Vero Beach	FL	489	1,813	36	489	1,849	2,338	185	6/12/98
Humble	TX	447	1,790	484	447	2,274	2,721	175	6/16/98
Houston-Old Katy	TX	659	2,680	39	659	2,719	3,378	247	6/19/98
Webster	TX	635	2,302	28	635	2,330	2,965	217	6/19/98
Carrollton	TX	548	1,988	41	548	2,029	2,577	190	6/19/98
Hollywood-N. 21st.	FL	840	3,373	148	840	3,521	4,361	304	8/3/98
San Marcos	TX	324	1,493	162	324	1,655	1,979	144	6/30/98
Austin-McNeil	TX	492	1,995	95	510	2,072	2,582	190	6/30/98
Austin-FM	TX	484	1,951	102	481	2,056	2,537	188	6/30/98
Jacksonville-Center	NC	327	1,329	55	327	1,384	1,711	123	8/6/98
Jacksonville-Gum Branch	NC	508	1,815	136	508	1,951	2,459	169	8/17/98
Jacksonville-N. Marine	NC	216	782	290	216	1,072	1,288	115	9/24/98
Euless	TX	550	1,998	81	550	2,079	2,629	178	9/29/98
N. Richland Hills	TX	670	2,407	31	670	2,438	3,108	205	10/9/98
Batavia	OH	390	1,570	131	390	1,701	2,091	138	11/19/98
Jackson-N. West	MS	460	1,642	220	460	1,862	2,322	206	12/1/98
Katy-Franz	TX	507	2,058	48	507	2,106	2,613	168	12/15/98
W. Warwick	RI	447	1,776	610	447	2,386	2,833	155	2/2/99
Lafayette-Pinhook 1	LA	556	1,951	596	556	2,547	3,103	243	2/17/99
Lafayette-Pinhook 2	LA	708	2,860	121	708	2,981	3,689	221	2/17/99
Lafayette-Ambassador	LA	314	1,095	375	314	1,470	1,784	155	2/17/99
Lafayette-Evangeline	LA	188	652	511	188	1,163	1,351	111	2/17/99
Lafayette-Guilbeau	LA	963	3,896	96	963	3,992	4,955	294	2/17/99
Gilbert-Elliott Rd.	AZ	651	2,600	249	772	2,728	3,500	180	5/18/99
Glendale-59th Ave.	AZ	565	2,596	110	565	2,706	3,271	181	5/18/99
Mesa-Baseline	AZ	330	1,309	71	330	1,380	1,710	95	5/18/99
Mesa-E. Broadway	AZ	339	1,346	98	339	1,444	1,783	97	5/18/99
Mesa-W. Broadway	AZ	291	1,026	87	291	1,113	1,404	76	5/18/99
Mesa-Greenfield	AZ	354	1,405	102	354	1,507	1,861	101	5/18/99
Phoenix-Camelback	AZ	453	1,610	87	453	1,697	2,150	116	5/18/99
Phoenix-Bell	AZ	872	3,476	238	873	3,713	4,586	272	5/18/99
Phoenix-35th Ave.	AZ	849	3,401	146	851	3,545	4,396	233	5/21/99
Westbrook	ME	410	1,626	296	410	1,922	2,332	119	8/2/99
Cocoa	FL	667	2,373	289	670	2,659	3,329	166	9/29/99
Cedar Hill	TX	335	1,521	108	335	1,629	1,964	92	11/9/99
Monroe	NY	276	1,312	31	276	1,343	1,619	68	2/2/00
N. Andover	MA	633	2,573	7	633	2,580	3,213	126	2/15/00
Seabrook	TX	633	2,617	55	633	2,672	3,305	131	3/1/00
Plantation	FL	384	1,422	19	384	1,441	1,825	64	5/2/00
Birmingham-Bessemer	AL	254	1,059	54	254	1,113	1,367	34	11/15/00
Dracut	MA	1,035	3,737	5	1,035	3,742	4,777	8	12/1/01
Methuen	MA	1,024	3,649	4	1,024	3,653	4,677	8	12/1/01
Columbia	SC	883	3,139	5	883	3,144	4,027	7	12/1/01
Myrtle Beach	SC	552	1,970	5	552	1,975	2,527	4	12/1/01
Kingsland	GA	470	1,902	5	470	1,907	2,377	4	12/1/01
Saco	ME	534	1,914	4	534	1,918	2,452	4	12/3/01
Plymouth	MA	1,004	4,584	5	1,008	4,585	5,593	0	12/19/01
Sandwich	MA	670	3,060	1	670	3,061	3,731	0	12/19/01
Corporate Office	NY	0	68	1,785	0	1,853	1,853	404	1/1/95
		$116,547	$432,880	$ 61,862	$117,069	$494,220	$611,289	$ 59,091

	December 31, 2001		December 31, 2000		December 31, 1999
Cost:
Balance at beginning of period		$ 562,721		$ 556,473		$ 502,502
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 30,269 18,527		$ - 11,239 12,228		$ - 45,811 9,959
		48,796		23,467		55,770
Deductions during period: Cost of real estate sold	(228)	(228)	(17,219)	(17,219)	(1,799)	(1,799)

Balance at close of period		$611,289		$562,721		$556,473

Accumulated Depreciation:
Balance at beginning of period		$ 45,253		$ 33,453		$ 21,339
Additions during period: Depreciation expense	$ 13,918	13,918	$ 13,352	13,352	$ 12,259	12,259

Deductions during period:
Accumulated depreciation of real estate sold	(80)	(80)	(1,552)	(1,552)	(145)	(145)
Balance at close of period		$ 59,091		$ 45,253		$ 33,453

Exhibits

Exhibit Index
Exhibit No.	Description

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

10.2*	Form of Non-competition Agreement between the Company and Charles E. Lannon

10.3*	Form of Non-competition Agreement between the Company and Robert J. Attea

10.4*	Form of Non-competition Agreement between the Company and Kenneth F. Myszka

10.5*	Form of Non-competition Agreement between the Company and David L. Rogers

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Option Plan, as Amended (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer

10.9*	Restricted Stock Agreement between the Company and David L. Rogers

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.11*	Form of Pledge Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.12*	Form of Indemnification Agreement between the Company and certain Officers and Directors of the Company

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Company and subscribers for 422,171 Common Shares

10.14*	Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers

10.15*	Form of Facilities Services Agreement between the Company and Williamsville Properties, Inc.

10.16	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders)

10.17

First Amendment to Revolving Credit and Term Loan Agreement among the Company, the Operating Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on From 10-K for the year ended December 31, 2001.)

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

March 27, 2002	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sovran Holdings Inc., as general partner of registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 27, 2002

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ Michael A. Elia Michael A. Elia	Director	March 27, 2002

/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 27, 2002

/s/ Charles E. Lannon Charles E. Lannon	Director	March 27, 2002

Sovran Acquisition Limited Partnership

Exhibit (12.1) Statement	Re: Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2001	200	1999	1998	1997
Earnings:
Net income	$ 25,721	$ 27,519	$ 27,347	$ 24,798	$ 23,763
Fixed charges	17,955	21,279	15,944	9,925	2,743

Earnings (1)	43,676	48,798	43,291	34,723	26,506

Fixed charges:
Interest expense	13,940	17,497	13,927	9,601	2,166
Preferred stock dividends	2,955	2,955	1,239	-	-
Amortization of financing fees	1,060	827	778	324	577
Fixed charges (2)	$ 17,955	$ 21,279	$ 15,944	$ 9,925	$ 2,743

Ratio of earnings to combined fixed charges and preferred stock dividends (1)(2)	2.43	2.29	2.72	3.50	9.66

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 30, 2002, with respect to the financial statements and schedule of Sovran Acquisition Limited Partnership included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Buffalo, New York
March 27, 2002