Form 10-Q
period 2002-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2002-05-15
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	March 31, 2002 (unaudited)	December 31, 2001
Assets
Investment in storage facilities:
Land	$ 122,533	$ 117,069
Building and equipment	520,302	494,220
	642,835	611,289
Less: accumulated depreciation	(62,865)	(59,091)
Investment in storage facilities, net	579,970	552,198
Cash and cash equivalents	9,175	1,883
Accounts receivable	1,107	1,064
Receivable from related parties	122	122
Notes receivable from joint ventures	710	679
Investment in joint ventures	4,064	3,659
Prepaid expenses	2,853	2,505
Other assets	7,063	5,728
Total Assets	$ 605,064	$ 567,838
Liabilities
Line of credit	$122,000	$134,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	4,442	3,969
Deferred revenue	3,684	3,157
Accrued distributions	7,712	7,683
Mortgage payable	50,181	2,190
Total Liabilities	293,019	255,999
Minority interest	16,978	17,085
Limited partners' capital interest (563,950 units in 2002 and 660,814 in 2001)	17,725	20,584

Partners' Capital
General partner (219,567 units issued and outstanding in 2002 and 2001)	4,832	4,873
Limited partners (12,285,186 and 12,135,394 units issued and outstanding in 2002 and 2001 respectively)	240,840	238,924
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Accumulated other comprehensive income	1,670	373
Total Partners' Capital	277,342	274,170

Total Liabilities and Partners' Capital	$605,064	$567,838
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2002 to March 31, 2002	January 1, 2001 to March 31, 2001
Revenues:
Rental income	$ 23,783	$ 21,800
Interest and other income	466	442
Total revenues	24,249	22,242

Expenses:
Property operations and maintenance	5,628	5,168
Real estate taxes	2,326	2,086
General and administrative	2,024	1,598
Interest	3,483	4,063
Depreciation and amortization	4,096	3,648
Equity in losses (income) of joint ventures	5	(43)
Total expenses	17,562	16,520

Income before minority interest	6,687	5,722
Minority interest	(276)	-
Net income	6,411	5,722
Distributions to preferred unitholders	(739)	(739)
Net income available to common unitholders	$ 5,672	$ 4,983

Per common unit:
Earnings per common unit - basic	$ 0.43	$ 0.39

Earnings per common unit - diluted	$ 0.43	$ 0.39

Common units used in basic earnings per unit calculation	13,049,518	12,897,847
Common unit used in diluted earnings per unit calculation	13,281,742	12,908,591

Distributions declared per common unit	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2002 to March 31, 2002	January 1, 2001 to March 31, 2001
Operating Activities
Net income	$ 6,411	$ 5,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,096	3,648
Equity in income of joint ventures	5	(43)
Minority interest	276	-
Restricted stock earned	160	45
Changes in assets and liabilities:
Accounts receivable	(18)	(113)
Prepaid expenses	(256)	(431)
Accounts payable and other liabilities	342	(1,086)
Deferred revenue	233	361
Net cash provided by operating activities	11,249	8,103

Investing Activities
Additions to storage facilities	(31,359)	(2,690)
Advances to joint ventures	(441)	(12,203)
Receipts from (advances to) related parties	-	(49)
Net cash used in investing activities	(31,800)	(14,942)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	3,925	1,518
Proceeds from line of credit draw down	(12,000)	16,500
Proceeds from mortgage financing	48,000	-
Financing costs	(296)	-
Distributions paid	(8,748)	(8,177)
Purchase of treasury stock	-	(449)
Redemption of Operating Partnership Units	(3,029)	(1,276)
Mortgage principal payments	(9)	(8)
Net cash provided by financing activities	27,843	8,108
Net increase in cash	7,292	1,269
Cash at beginning of period	1,883	1,421
Cash at end of period	$ 9,175	$ 2,690
Supplemental cash flow information Cash paid for interest	$ 3,237	$ 4,273
Fair value of net liabilities assumed on the acquisition of storage facilities	251	-

Distributions declared but unpaid were $7,712 at March 31, 2002 and $7,503 at March 31, 2001.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2002, the Operating Partnership owned and/or managed 253 self-storage properties under the "Uncle Bob's Self Storage" ® trade name in 21 states.

As of March 31, 2002, the Company was a 95.68% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended March 31, 2002.

(dollars in thousands)
Cost:
Beginning balance	$ 611,289
Property acquisitions	25,947
Improvements and equipment additions	5,727
Dispositions	(128)
Ending balance	$ 642,835
Accumulated Depreciation:
Beginning balance	$ 59,091
Additions during the period	3,838
Dispositions	(64)
Ending balance	$ 62,865
4.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at March 31, 2002 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 3.4%. At March 31, 2002, there was $28 million available on the line of credit.

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

Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at March 31, 2002 was a $1.7 million asset.

The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

5.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a value of $80 million. The 10-year note bears interest at 7.19%.

The Operating Partnership also has a $2 million note secured by a single property.

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

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities in various states, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

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

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2002. The majority of the $1.3 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.

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

(in thousands except per unit data)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Numerator:
Net income available to common unitholders	$ 5,672	$ 4,983

Denominator:
Denominator for basic earnings per unit - weighted average unitd	13,049	12,898

Effect of Diluted Securities:
Options for Company stock	233	11
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,282	12,909

Basic earnings per common unit	$ .43	$ .39
Diluted earnings per common unit	$ .43	$ .39

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership owns and/or manages a portfolio of 253 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $122 million was drawn on March 31, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a value of $80 million. The 10-year note bears interest at 7.19%.

The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Operating Partnership expects to fund its maturing $30 million term note with the availability on its unsecured credit facility and operating cash flow. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the three months ended March 31, 2002, the Operating Partnership's consolidated joint venture (Locke Sovran II, LLC) purchased12 properties for $25.9 million. The properties are located in Houston, TX and Syracuse, NY.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2002, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended March 31, 2002 with the activities of the Operating Partnership for the three months ended March 31, 2001.

Total revenues increased from $22,242 for the three months ended March 31, 2001 to $24,249 for the three months ended March 31, 2002, an increase of $2,007 or 9%. This increase consisted of $430 that was realized as a result of increased rental rates at the 222 properties owned by the Operating Partnership at January 1, 2001, and $1,577 resulted from the operations of 20 properties acquired in 2001 and 2002. Overall, same-store revenues grew 2% for the three-month period ended March 31, 2002 as compared to the same period in 2001.

Property operating and real estate tax expense increased $700 or 9.6% during the period. $217 related to the operations of its sites operated more than one year, and $483 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $426 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $580 due to a reduction of interest rates.

Income before minority interest increased from $5,722 to $6,687.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At March 31, 2002, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

Because all but $130 million of the Operating Partnership's outstanding unsecured debt of $227 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

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
May 15, 2002 Date