Form 10-K/A
period 2001-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2002-06-27
CIK 1060224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to the
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
(Zip code)

(716) 633-1850

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Not Applicable	Exchange on which Registered Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K\

         (a)          Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2001 and 2000.
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999.
(iii)	Consolidated Statements of Partners' Capital for Years Ended December 31, 2001, 2000 and 1999.
(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999.
(v)	Notes to Consolidated Financial Statements.
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

          (b)          Reports on Form 8-K.

                         None.

Exhibits
Exhibit Index
Exhibit No.	Description
3.1

Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form for Registration of Securities of the Operating Partnership on Form 10.)

3.2*	Amended and Restated Articles of Incorporation of the Company.
3.3*	By-laws of the Company.
3.4

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the Company's Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-A filed December 3, 1996)

3.5

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1.6 to the Company's Form 8-A filed July 29, 1999)

10.1

Revolving Credit and Term Loan Agreement among the Company, the Operating Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.2	Omitted.
10.3	Omitted.
10.4	Omitted.
10.5	Omitted.
10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)
10.7

Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.
10.9*	Restricted Stock Agreement between the Company and David L. Rogers.
10.10*	Form of Supplemental Representation, Warranties and Indemnification Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.11*	Form of Pledge Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.12*	Form of Indemnification Agreement between the Company and certain Officers and Directors of the Company.
10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Company and subscribers for 422,171 Common Shares.
10.14*	Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.15*	Form of Facilities Services Agreement between the Company and Williamsville Properties, Inc.
10.16	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.)
10.17

First Amendment to Revolving Credit and Term Loan Agreement among the Company, the Operating Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company's Annual report on Form 10-K for the year ended December 31, 2001.)

10.18

Employment Agreement between the Company and Robert J. Attea (Incorporated by reference to Exhibit 10.19 to amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.)

10.19

Employment Agreement between the Company and Kenneth F. Myszka (Incorporated by reference to Exhibit 10.20 to amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.)

10.20

Employment Agreement between the Company and David L. Rogers (Incorporated by reference to Exhibit 10.21 to amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.)

12.1	Statement Re: Computation of Earnings to Fixed Charges.
23	Consent of Independent Auditors.

____________________
         *     Incorporated by reference to the exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sovran Holdings Inc., as general partner of registrant, certifies that it has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2002	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers Chief Financial Officer