Form 10-Q
period 2002-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2002-08-12
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	June 30, 2002 (unaudited)	December 31, 2001
Assets
Investment in storage facilities:
Land	$ 127,607	$ 117,069
Building and equipment	544,674	494,220
	672,281	611,289
Less: accumulated depreciation	(66,787)	(59,091)
Investment in storage facilities, net	605,494	552,198
Cash and cash equivalents	6,278	1,883
Accounts receivable	1,169	1,064
Receivable from related parties	97	122
Notes receivable from joint ventures	817	679
Investment in joint ventures	4,134	3,659
Prepaid expenses	2,749	2,505
Other assets	5,288	5,728
Total Assets	$ 626,026	$ 567,838
Liabilities
Line of credit	$135,000	$134,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	9,788	3,969
Deferred revenue	3,645	3,157
Accrued distributions	7,912	7,683
Mortgage payable	50,017	2,190
Total Liabilities	311,362	255,999
Minority interest	16,850	17,085
Limited partners' capital interest (563,950 units in 2002 and 660,814 in 2001)	19,270	20,584

Partners' Capital
General partner (219,567 units issued and outstanding in 2002 and 2001)	4,771	4,873
Limited partners (12,625,367 and 12,135,394 units issued and outstanding in 2002 and 2001 respectively)	246,686	238,924
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Accumulated other comprehensive income	(2,913)	373
Total Partners' Capital	278,544	274,170

Total Liabilities and Partners' Capital	$626,026	$567,838
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	April 1, 2002 to June 30, 2002	April 1, 2001 to June 30, 2001
Revenues:
Rental income	$ 24,699	$ 22,131
Interest and other income	572	544
Total revenues	25,271	22,675

Expenses:
Property operations and maintenance	5,592	4,856
Real estate taxes	2,376	2,119
General and administrative	1,974	1,703
Interest	3,895	3,523
Depreciation and amortization	4,202	3,723
Equity in losses (income) of joint ventures	51	(103)
Total expenses	18,090	15,821

Income before minority interest	7,181	6,854
Minority interest	(225)	-
Net income	6,956	6,854
Distributions to preferred unitholders	(739)	(739)
Net income available to common unitholders	$ 6,217	$ 6,115

Per common unit:
Earnings per common unit - basic	$ 0.47	$ 0.47

Earnings per common unit - diluted	$ 0.47	$ 0.47

Common units used in basic earnings per unit calculation	13,167,768	12,989,332
Common units used in diluted earnings per unit calculation	13,371,152	13,067,836

Distributions declared per common unit	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2002 to June 30, 2002	January 1, 2001 to June 30, 2001
Revenues:
Rental income	$ 48,482	$ 43,931
Interest and other income	1,038	986
Total revenues	49,520	44,917

Expenses:
Property operations and maintenance	11,220	10,025
Real estate taxes	4,702	4,205
General and administrative	3,998	3,301
Interest	7,378	7,586
Depreciation and amortization	8,298	7,371
Equity in losses (income) of joint ventures	56	(146)
Total expenses	35,652	32,342

Income before minority interest	13,868	12,575
Minority interest	(501)	-
Net income	13,367	12,575
Distributions to preferred unitholders	(1,478)	(1,478)
Net income available to common unitholders	$ 11,899	$ 11,097

Per common unit:
Earnings per common unit - basic	$ 0.90	$ 0.86

Earnings per common unit - diluted	$ 0.89	$ 0.85

Common units used in basic earnings per unit calculation	13,108,643	12,941,578
Common units used in diluted earnings per unit calculation	13,326,447	12,992,337

Distributions declared per common unit	$ 1.18	$ 1.16

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2002 to June 30, 2002	January 1, 2001 to June 30, 2001
Operating Activities
Net income	$ 13,367	$ 12,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,298	7,371
Equity in losses (income) of joint ventures	56	(146)
Minority interest	501	-
Restricted stock earned	169	171
Changes in assets and liabilities:
Accounts receivable	(80)	(305)
Prepaid expenses	(152)	(290)
Accounts payable and other liabilities	2,582	(15)
Deferred revenue	194	319
Net cash provided by operating activities	24,935	19,680

Investing Activities
Additions to storage facilities	(60,633)	(8,378)
Advances to joint ventures	(669)	(12,101)
Receipts from related parties	25	1,271
Net cash used in investing activities	(61,277)	(19,208)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	12,942	4,011
Proceeds from line of credit draw down	1,000	15,000
Proceeds from mortgage financing	48,000	-
Financing costs	(454)	-
Distributions paid	(17,549)	(16,419)
Purchase of treasury stock	-	(449)
Redemption of Operating Partnership Units	(3,029)	(1,276)
Mortgage principal payments	(173)	(16)
Net cash provided by financing activities	40,737	851
Net increase in cash	4,395	1,323
Cash at beginning of period	1,883	1,421
Cash at end of period	$ 6,278	$ 2,744
Supplemental cash flow information Cash paid for interest	$ 7,236	$ 7,950
Fair value of net liabilities assumed on the acquisition of storage facilities	440	-

Distributions declared but unpaid were $7,912 at June 30, 2002 and $7,571 at June 30, 2001.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2002, the Operating Partnership owned and/or managed 260 self-storage properties under the "Uncle Bob's Self Storage" ® trade name in 21 states.

As of June 30, 2002, the Company was a 95.79% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six-month period ended June 30, 2002.

(dollars in thousands)
Cost:
Beginning balance	$ 611,289
Property acquisitions	53,620
Improvements and equipment additions	7,537
Dispositions	(165)
Ending balance	$ 672,281
Accumulated Depreciation:
Beginning balance	$ 59,091
Additions during the period	7,779
Dispositions	(83)
Ending balance	$ 66,787

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at June 30, 2002 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 3.4%. At June 30, 2002, there was $15 million available on the line of credit.

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

Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at June, 2002 was a $2.9 million liability.

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

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2002. The majority of the $1.4 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.

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

(in thousands except per unit data)	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Numerator:
Net income available to common unitholders	$ 11,889	$ 11,149

Denominator:
Denominator for basic earnings per unit - weighted average units	13,109	12,984

Effect of Diluted Securities:
Options for Company stock	217	1
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,326	12,985

Basic earnings per common unit	$ .90	$ .86
Diluted earnings per common unit	$ .89	$ .85

9.	SUBSEQUENT EVENT

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock ("Series C Preferred") through a privately negotiated transaction. The Company immediately issued $40 million of the Series C Preferred ("Initial Closing") and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that funded the June acquisition of seven self storage properties located in Houston, TX. The remaining proceeds are expected to be used to repay the Company's term loan due November 2002

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership owns and/or manages a portfolio of 260 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance unitholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $135 million was drawn on June 30, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock through a privately negotiated transaction. Fitch Ratings assigned a credit rating of BB+ to the Series C Preferred. The Company immediately issued $40 million of the Series C Preferred and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that funded the recently closed acquisition of seven self storage properties located in Houston, TX totaling $25.5 million.

The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Operating Partnership expects to fund its maturing $30 million term note with the subsequent closings of the Series C Preferred. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the six months ended June 30, 2002, the Operating Partnership purchased 7 properties for $25.9 million and the Operating Partnership's consolidated joint venture (Locke Sovran II, LLC) purchased 12 properties for $27.7 million. The properties are located in Houston, TX and Syracuse, NY.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2002, COMPARED TO THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2001 (DOLLARS IN THOUSANDS)

Total revenues increased from $44,917 for the six months ended June 30, 2001, to $49,520 for the six months ended June 30, 2002, an increase of $4,603 or 10.2%. This increase consisted of $869 that was realized as a result of increased rental rates at the 222 properties owned by the Operating Partnership at January 1, 2001, and $3,734 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenues grew 1.5% for the six-month period ended June 30, 2002 as compared to the same period in 2001.

Property operating and real estate tax expense increased $1,692 or 11.9% during the period. $491 related to the operations of its sites operated more than one year, and $1,201 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $697 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense decreased $208 due to a reduction of interest rates.

Income before minority interest increased from $12,575 to $13,868.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended June 30, 2002 with the activities of the Operating Partnership for the three months ended June 30, 2001.

Total revenues increased from $22,675 for the three months ended June 30, 2001 to $25,271 for the three months ended June 30, 2002, an increase of $2,596 or 11.4%. This increase consisted of $438 that was realized as a result of increased rental rates at the 222 properties owned by the Operating Partnership at January 1, 2001, and $2,158 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenues grew 1.1% for the three-month period ended June 30, 2002 as compared to the same period in 2001. This increase in same store revenues was due to an increase in rental rates offset by a decrease in occupancy.

Property operating and real estate tax expense increased $993 or 14.2% during the period. $274 related to the operations of its sites operated more than one year, and $719 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $271 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense increased $372 due to increased borrowings offset by a reduction of interest rates.

Income before minority interest increased from $6,854 to $7,181.

INFLATION

The Operating Partnership does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provides the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At June 30, 2002, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

Because all but $130 million of the Operating Partnership's outstanding unsecured debt of $240 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
Exhibit Number	Description
10.1

Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, As Amended (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002)

99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
3.1	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 12, 2002
No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Acquisition Limited Partnership By: Sovran Holdings, Inc. Its General Partner
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
August 12, 2002 Date

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Acquisition LP. (the "Operating Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated: August 12, 2002
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership