Form 10-Q
period 2002-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2002-11-13
CIK 1060224

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002 Commission file number: 0-24071 SOVRAN ACQUISITION LIMITED PARTNERSHIP (Exact name of Registrant as specified in its charter)

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

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	September 30, 2002 (unaudited)	December 31, 2001
Assets
Investment in storage facilities:
Land	$ 127,607	$ 117,069
Building and equipment	548,434	494,220
	676,041	611,289
Less: accumulated depreciation	(70,916)	(59,091)
Investment in storage facilities, net	605,125	552,198
Cash and cash equivalents	6,694	1,883
Accounts receivable	1,325	1,064
Receivable from related parties	95	122
Notes receivable from joint ventures	1,045	679
Investment in joint ventures	4,157	3,659
Prepaid expenses	3,519	2,505
Fair value of interest rate swap agreements	-	373
Other assets	5,022	5,355
Total Assets	$ 626,982	$ 567,838
Liabilities
Line of credit	$96,000	$134,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	7,265	3,969
Deferred revenue	3,453	3,157
Fair value of interest rate swap agreements	9,664	-
Accrued distributions	8,167	7,683
Mortgage payable	47,748	2,190
Total Liabilities	277,297	255,999
Minority interest	16,676	17,085
Limited partners' capital interest (557,175 units in 2002 and 660,814 in 2001)	16,949	20,584
Partners' Capital
General partner (219,567 units issued and outstanding in 2002 and 2001)	4,758	4,873
Limited partners (12,835,540 and 12,135,394 units issued and outstanding in 2002 and 2001 respectively)	250,966	238,924
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Preferred partners (1,600,000 Series C Preferred Units, at $25 liquidation preference)	40,000	-
Accumulated other comprehensive income	(9,664)	373
Total Partners' Capital	316,060	274,170
Total Liabilities and Partners' Capital	$626,982	$567,838
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	July 1, 2002 to September 30, 2002	July 1, 2001 to September 30, 2001
Revenues:
Rental income	$ 25,679	$ 22,913
Interest and other income	652	622
Equity in income of joint ventures	9	80
Total revenues	26,340	23,615

Expenses:
Property operations and maintenance	6,319	5,200
Real estate taxes	2,271	2,079
General and administrative	2,278	1,593
Interest	3,744	3,216
Depreciation and amortization	4,403	3,789
Total expenses	19,015	15,877

Income before minority interest	7,325	7,738
Minority interest	(208)	-
Net income	7,117	7,738
Distributions to preferred unitholders	(1,558)	(739)
Deemed distributions to preferred C unitholders	(230)	-
Net income available to common unitholders	$ 5,329	$ 6,999

Per common unit:
Earnings per common unit - basic	$ 0.39	$ 0.54

Earnings per common unit - diluted	$ 0.39	$ 0.53

Common units used in basic earnings per unit calculation	13,517,725	13,068,707
Common units used in diluted earnings per unit calculation	13,680,010	13,171,489

Distributions declared per common unit	$ 0.60	$ 0.59

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2002 to September 30, 2002	January 1, 2001 to September 30, 2001
Revenues:
Rental income	$ 74,161	$ 66,844
Interest and other income	1,690	1,609
Total revenues	75,851	68,453

Expenses:
Property operations and maintenance	17,539	15,226
Real estate taxes	6,973	6,284
General and administrative	6,276	4,893
Interest	11,122	10,802
Depreciation and amortization	12,701	11,160
Equity in losses (income) of joint ventures	47	(226)
Total expenses	54,658	48,139

Income before minority interest	21,193	20,314
Minority interest	(709)	-
Net income	20,484	20,314
Distributions to preferred unitholders	(3,036)	(2,216)
Deemed distributions to preferred C unitholders	(230)	-
Net income available to common unitholders	$ 17,218	$ 18,098

Per common unit:
Earnings per common unit - basic	$ 1.30	$ 1.39

Earnings per common unit - diluted	$ 1.28	$ 1.39

Common units used in basic earnings per unit calculation	13,245,004	12,984,419
Common units used in diluted earnings per unit calculation	13,444,301	13,055,960

Distributions declared per common unit	$ 1.78	$ 1.75

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2002 to September 30, 2002	January 1, 2001 to September 30, 2001
Operating Activities
Net income	$ 20,484	$ 20,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,701	11,160
Equity in losses (income) of joint ventures	47	(226)
Minority interest	709	-
Restricted stock earned	254	297
Changes in assets and liabilities:
Accounts receivable	(236)	(86)
Prepaid expenses	(922)	(1,631)
Accounts payable and other liabilities	2,977	1,209
Deferred revenue	2	(153)
Net cash provided by operating activities	36,016	30,884

Investing Activities
Additions to storage facilities	(64,394)	(12,414)
Advances to joint ventures	(911)	(12,160)
Receipts from (advances to) related parties	27	(700)
Net cash used in investing activities	(65,278)	(25,274)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	19,487	5,009
Proceeds from sale of preferred stock	38,143	-
(Paydown of) Proceeds from line of credit draw down	(38,000)	18,000
Proceeds from mortgage financing	48,000	-
Financing costs	(460)	-
Distributions paid	(27,406)	(24,684)
Purchase of treasury stock	-	(449)
Redemption of Operating Partnership Units	(3,249)	(3,650)
Mortgage principal payments	(2,442)	(25)
Net cash provided by (used in) financing activities	34,073	(5,799)
Net increase (decrease) in cash	4,811	(189)
Cash at beginning of period	1,883	1,421
Cash at end of period	$ 6,694	$ 1,232
Supplemental cash flow information Cash paid for interest	$ 10,996	$ 10,744
Fair value of net liabilities assumed on the acquisition of storage facilities	440	-

Distributions declared but unpaid were $8,167 at September 30, 2002 and $7,669 at September 30, 2001.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.
2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2002, the Operating Partnership owned and/or managed 260 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

As of September 30, 2002, the Company was a 95.91% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine-month period ended September 30, 2002.

(dollars in thousands)
Cost:
Beginning balance	$ 611,289
Property acquisitions	53,620
Improvements and equipment additions	11,302
Dispositions	(170)
Ending balance	$ 676,041
Accumulated Depreciation:
Beginning balance	$ 59,091
Additions during the period	11,908
Dispositions	(83)
Ending balance	$ 70,916

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%, which was repaid prior to the filing date of this report (see Note 5 below). The weighted average interest rate at September 30, 2002 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 3.4%. At September 30, 2002, there was $54 million available on the line of credit.

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

Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at September 30, 2002 was a $9.7 million liability.

The net carrying amount of the Operating Partnership's debt instruments approximates fair value.
5.	SUBSEQUENT EVENT

On November 7, 2002, the Operating Partnership used the proceeds from a draw on the line of credit to pay off the maturing $30 million term note.
6.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a value of $80 million. The 10-year note bears interest at 7.19%.

7.	COMMITMENTS AND CONTINGENCIES

The Operating Partnership's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.
8.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $10.5 million and $18.0 million for the nine months ended September 30, 2002 and 2001, respectively.
9.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities in various states, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

In December 2000, the Operating Partnership contributed seven self-storage properties with a fair market value of $19.8 million to Locke Sovran I, LLC, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% (which was repaid in 2001), and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC.

The Operating Partnership also had a 49% ownership interest in Iskalo Office Holdings, LLC at September 30, 2002. The majority of the $1.4 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.
10.	EARNINGS PER UNIT

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
(in thousands except per unit data)	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Numerator:
Net income available to common unitholders	$ 17,218	$ 18,098

Denominator:
Denominator for basic earnings per unit - weighted average units	13,245	12,984

Effect of Dilutive Securities:
Options for Company stock	199	71
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,444	13,055

Basic earnings per common unit	$ 1.30	$ 1.39
Diluted earnings per common unit	$ 1.28	$ 1.39

11.	SERIES C CONVERTIBLE CUMULATIVE PREFERRED STOCK

On July 3, 2002, the Company entered into an agreement providing for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued $40 million of the Series C Preferred ("Initial Closing") and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Also, one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised.  This arrangement expires on November 30, 2007.  Based upon the Company's common stock price at September 30, 2002, no amount is currently payable under this arrangement.

Proceeds from the Initial Closing were partially used to reduce indebtedness that was incurred in the June acquisition of seven self-storage properties located in Houston, TX. The remaining proceeds are expected to be used to repay the Operating Partnership's line of credit.

The Operating Partnership has recorded a deemed dividend in connection with the issuance of the Series C Preferred. The deemed dividend represents the calculated value of the beneficial conversion feature that existed at the date of issuance of the Series C Preferred. The beneficial conversion feature is calculated as the excess of, on the date of issuance of the Series C Preferred, the fair value of the common stock into which the Series C Preferred is convertible, over the issuance amount allocated to the Series C Preferred.

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

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $96 million was drawn on September 30, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

In addition to the credit facility, the Operating Partnership has two unsecured term notes; one in the amount of $30 million due November 2002 bearing interest at LIBOR plus 1.375% and the other in the amount of $75 million bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Operating Partnership's option. Subsequent to September 30, 2002, the Operating Partnership used the proceeds from a draw on the line of credit to pay off the maturing $30 million term note.

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

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock through a privately negotiated transaction. Fitch assigned a credit rating of BB+ to the Series C Preferred. The Company immediately issued $40 million of the Series C Preferred and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Also, one of the investors received a placement certificate that entitles them to receive cash from the Operating Partnership in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised.  This arrangement expires November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that was incurred in the recently closed acquisition of seven self-storage properties located in Houston, TX totaling $25.5 million. The proceeds from the issuance of the remaining $30 million of Series C Preferred will be used to pay down the line of credit.

The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Operating Partnership funded its maturing $30 million term note with a line of credit draw. Future growth is expected to be funded through issuance of the remaining $30 million of Series C Preferred, secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the nine months ended September 30, 2002, the Operating Partnership purchased 7 properties for $25.9 million and the Operating Partnership's consolidated joint venture (Locke Sovran II, LLC) purchased 12 properties for $27.7 million. The properties are located in Houston, TX and Syracuse, NY.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2002, COMPARED TO THE PERIOD JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2001 (DOLLARS IN THOUSANDS)

Total revenues increased from $68,453 for the nine months ended September 30, 2001, to $75,851 for the nine months ended September 30, 2002, an increase of $7,398 or 10.8%. This increase consisted of $539 that was realized as a result of increased rental rates at the 222 properties owned by the Operating Partnership at January 1, 2001, and $6,859 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenues grew .8% for the nine-month period ended September 30, 2002 as compared to the same period in 2001.

Property operating and real estate tax expense increased $3,002, or 14.0%, during the period. $759 related to the operations of its sites operated more than one year, and $2,243 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased from $4,893 for the nine months ended September 30, 2001, to $6,276 for the nine months ended September 30, 2002, an increase of $1,383, or 28.3%. The increase was a result of administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense increased $320, or 3.0% as a result of the $48 million mortgage entered into by the consolidated joint venture, Locke Sovran II, LLC, offset by reduced interest rates on the line of credit and term note.

Income before minority interest increased from $20,314 to $21,193.

Preferred unitholder distributions increased from $2,216 to $3,036 as a result of the distributions paid on the $40 million of Series C Preferred Stock that was issued in July 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Operating Partnership for the three months ended September 30, 2002 with the activities of the Operating Partnership for the three months ended September 30, 2001.

Total revenues increased from $23,615 for the three months ended September 30, 2001 to $26,340 for the three months ended September 30, 2002, an increase of $2,725 or 11.5%. This increase consisted of $14 that was realized as a result of increased rental rates at the 222 properties owned by the Operating Partnership at January 1, 2001, and $2,711 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenue was unchanged for the three-month period ended September 30, 2002 as compared to the same period in 2001. Increased rental rates were offset by a decrease in occupancy.

Property operating and real estate tax expense increased $1,311 or 18.0% during the period. $268 related to the operations of its sites operated more than one year, and $1,043 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased from $1,593 for the three months ended September 30, 2001 to $2,278 for the three months ended September 30, 2002, an increase of $685 or 43%. The increase was a result of increased administrative costs associated with managing the additional properties and the costs related to the Operating Partnership's customer care center.

Interest expense increased $528, or 16.4% due to increased borrowings offset by a reduction of interest rates.

Income before minority interest decreased from $7,738 to $7,325 due to the net impact of the effects described above and an increase in depreciation and amortization expense.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At September 30, 2002, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

Because all but $130 million of the Operating Partnership's outstanding unsecured debt of $201 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is incorporated by reference to the information appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with participation of the Operating Partnership's management, including the CEO and CFO, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on that evaluation, the Operating Partnership's management, including the CEO and CFO, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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
No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Acquisition Limited Partnership By: Sovran Holdings, Inc. Its General Partner
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
November 13, 2002 Date

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert J. Attea, certify that:
1.		I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition L.P.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          November 13, 2002
/ S / Robert J. Attea Robert J. Attea, Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David L. Rogers, certify that:
1.		I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition L.P.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          November 13, 2002
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    In connection with the Quarterly Report of Sovran Acquisition LP. (the "Operating Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated: November 13, 2002
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership