Form 10-K
period 2002-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2003-03-27
CIK 1060224


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          As of March 14, 2003, 13,436,617 Units of Limited Partnership Interest were outstanding.

Exhibit Index is on Pages 68-70

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 15, 2003 (Part III).


Part I
ITEM 1.	BUSINESS

General

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is one of the largest owners and operators of self-storage properties in the Eastern United States and Texas. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership.

          At December 31, 2002, the Company is a 95.90% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


and would be more willing to sell the properties in transactions that defer Federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial Federal income tax deferral.

          At March 15, 2003, the Operating Partnership owned and/or managed 264 Properties consisting of approximately 15.3 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership. As of December 31, 2002, the Properties have a weighted average occupancy of 84% and a weighted average annual rent per occupied square foot of $8.61. The Operating Partnership is the 5th largest operator of self-storage properties in the United States based on facilities owned and/or managed.

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

          The Operating Partnership believes that the self-storage industry is characterized by a trend toward consolidation and a relatively slow growth in supply. The rate of demand growth, while still positive, slowed in 2002, primarily as a result of slower overall economic conditions. This, combined with rate reductions and discounts offered by much of the competition, has resulted in minimal revenue growth. Spring and summer of 2002 showed negligible improvement in revenue compared to the same periods at the same stores in 2001, while the fourth quarter showed a 3% increase.


          The Operating Partnership has made a significant investment in technology in the past year, primarily in its call center. This investment has enabled the Operating Partnership to centralize its sales and marketing efforts and to spot leasing trends and opportunities in a more efficient and responsive manner. The Operating Partnership expects to gain market share and improve the yield realized on its rental spaces as a result of this call center management system.

          According to published data, of the approximately 35,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors that are leading to a consolidation in the industry. The Operating Partnership believes that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

Property Management

          The Operating Partnership believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Operating Partnership's management system include the following:

-	Recruiting, training and retaining capable, aggressive on-site property managers;
-	Motivating property managers by providing incentive-based compensation;
-	Developing and maintaining an integrated marketing plan for each Property; and
-	Performing regular preventative maintenance to avoid significant repair obligations.

          Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Operating Partnership's customized management information system. In addition to frequent contact with Regional Team Leaders and other Operating Partnership personnel, property managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other property managers.

          The Operating Partnership annually develops a written marketing plan for each of its Properties that is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of the same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Operating Partnership primarily uses telephone directories to advertise its services, including a map and, when possible, listing Properties in the same


marketplace in a single advertisement. The Operating Partnership also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

          The Operating Partnership's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to the Operating Partnership's principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Operating Partnership's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. The Operating Partnership's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

Marketing Initiatives

          Responding to the increased customer demand for services, the Operating Partnership has initiated several programs expected to increase occupancy and profitability. These programs include:

-	A Customer Care Center (call center) that services new and existing customers' inquiries and facilitate the capture of sales leads that were previously lost;
-	Internet marketing, providing information about all of the Operating Partnership's stores via numerous portals and e-mail;
-

Dri-guard, providing humidity-controlled spaces. Through an exclusive agreement, the Operating Partnership became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-	Uncle Bob's Trucks, which provide customers with convenient, affordable access to vehicles to help move their goods, while serving as moving billboards to help advertise our storage facilities; and
-

Flex-a-Space, an innovative construction design that allows the Operating Partnership to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer.

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


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

Insurance

          Each of the Properties is covered by fire, property insurance, including comprehensive liability, all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, the Operating Partnership maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Operating Partnership owned Properties in an aggregate amount believed to be adequate.

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

Investment Policy

          While the Operating Partnership emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with the Company's qualification as a REIT. The Operating Partnership may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, the Operating Partnership may look to acquire self-storage properties via a joint-venture partnership or similar entity. The Operating Partnership may or may not have a significant investment in such a venture, but would use such an opportunity to expand its portfolio of branded and managed properties.


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

          As part of an asset management program, the Operating Partnership has begun to "spin-off" non-core, slow-growth properties, into joint ventures. In cases where the Operating Partnership has a less than 50% ownership interest in a joint venture, the Properties of that joint venture are removed from the Operating Partnership's balance sheet and an investment in the joint venture is recorded. The Operating Partnership records only its percentage share of the operating results of unconsolidated joint ventures. These ventures may allow the Operating Partnership to i) increase incremental revenues through management fees, ii) provide strong returns on its equity in the joint venture, and iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Operating Partnership sold seven facilities for approximately $20 million to an unconsolidated joint venture in which the Operating Partnership retained a 45% interest. In cases where the Operating Partnership is deemed to have greater than a 50% ownership interest, the joint venture is consolidated with the Operating Partnership's financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by the Operating Partnership.

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

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%. The Operating Partnership also repaid a $30 million 1 year term note that matured in 2002.


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

Employees

          The Operating Partnership currently employs a total of 727 employees, including 264 Property Managers, 16 Regional Team Leaders, and 355 assistant managers and part-time employees. At the Operating Partnership's headquarters, in addition to its three executive officers, the Operating Partnership employs 89 people engaged in various support activities, such as accounting, customer care, and management information systems. None of the Operating Partnership's employees is covered by a collective bargaining agreement. The Operating Partnership considers its employee relations to be excellent.

Available Information

          The Operating Partnership files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Operating Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.  The Operating Partnership files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Operating Partnership also maintains a web site at http://www.sovranss.com.

Item 2.	Properties

          At December 31, 2002, the Operating Partnership owned and/or managed a total of 264 Properties situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership.

          The Operating Partnership's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of


the Operating Partnership's Properties are fenced with computerized gates and are well lighted. All but thirty-five of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

          All but a few of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Operating Partnership intends to convert all of the Properties to the "Uncle Bob's" trade name.


          The table below provides certain information regarding the Properties included in the Operating Partnership's consolidated financial statements:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/02	Acres	Units	Bldgs	Floors	Mgr. Apt.	Construction
Alabama	83%
Birmingham I	1990	36,775	Y	2.7	288	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,225	Y	4.7	391	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	74,004	Y	5.0	613	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,290	Y	4.3	402	6	1	N	Masonry/Steel Roof
Montgomery II	1984	42,146	Y	2.7	294	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,610	Y	2.4	380	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,580	Y	3.3	293	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,070	Y	5.6	345	8	1	N	Metal Wall/Metal Roof
Arizona	80%
Gilbert-Elliot Rd.	1995	66,855	Y	3.3	680	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,126	Y	4.6	633	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y	1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y	1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,625	Y	1.9	385	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,359	Y	2.1	431	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,605	Y	2.0	532	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,580	Y	4.6	917	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	70,985	Y	4.3	695	8	1	Y	Masonry Wall/Metal Roof
Connecticut	78%
New Haven	1985	47,680	Y	3.9	392	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,570	Y	10.0	354	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,190	Y	6.0	323	7	1	N	Steel Bldg./Steel Roof
- 11 -

Florida	86%

Lakeland 1	1985	47,955	Y	3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	143,405	Y	18.7	677	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	51,380	Y	4.0	273	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	55,742	Y	4.0	535	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,602	Y	5.0	449	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,912	Y	2.7	290	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,520	Y	2.8	593	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,235	Y	7.6	638	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	51,585	Y	3.2	404	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,578	Y	8.3	745	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	119,030	Y	7.5	862	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	58,204	Y	3.4	505	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,031	Y	3.4	610	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	53,855	Y	4.4	471	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	84,490	Y	6.1	602	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y	2.7	274	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,125	Y	2.6	317	4	1	Y	Masonry/Steel Roof
Tampa I	1989	62,857	Y	3.3	865	6	1	N	Masonry/Steel Roof
Tampa II	1985	60,672	Y	2.9	675	10	1	N	Masonry/Steel Roof
Tampa III	1988	48,400	Y	2.2	636	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,869	Y	8.5	1,319	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y	1.1	259	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,053	Y	1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	57,915	Y	4.0	524	10	1	N	Masonry/Steel Roof
West Palm II	1986	30,937	Y	2.3	364	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,052	Y	2.4	257	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	59,990	Y	4.0	580	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,560	Y	4.5	262	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,430	Y	5.9	739	13	1	Y	Masonry Wall/Shingle Roof
- 12 -
Jacksonville IV	1985	38,205	Y	2.7	352	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y	2.9	493	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,388	Y	3.2	496	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,374	Y	2.8	347	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	49,529	Y	3.5	437	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	69,760	Y	4.3	705	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,220	Y	5.3	691	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y	1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,208	Y	4.0	713	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,663	Y	7.0	1,172	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,062	Y	4.0	923	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	64,167	Y	3.6	798	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	87,782	Y	6.2	990	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y	1.9	321	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,977	Y	3.1	710	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,205	Y	2.5	688	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,311	Y	2.9	503	4	1&2	Y	Masonry Wall/Metal Roof
Georgia	85%
Savannah	1981	72,580	Y	5.4	600	11	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,860	Y	3.9	536	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y	3.9	373	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,945	Y	5.3	408	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,220	Y	3.5	308	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,195	Y	4.2	284	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,775	Y	3.6	443	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	38,870	Y	2.5	326	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,914	Y	3.3	432	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,000	Y	4.0	398	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,850	Y	3.2	347	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,325	Y	3.5	361	4	1	N	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	56,106	Y	4.6	409	6	1	Y	Steel Bldg./Steel Roof
- 13 -
Atlanta-Metro X	1988	48,635	Y	6.8	445	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	67,550	Y	14.0	570	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,365	Y	2.6	458	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	81,040	Y	5.8	560	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	60,375	Y	6.0	448	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,415	Y	4.9	621	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,100	Y	3.3	443	6	1	Y	Masonry Wall/Metal Roof
Kingsland	1989	66,829	Y	4.1	562	12	1	N	Masonry Wall/Metal Roof
Louisiana	83%
Baton Rouge-Airline	1982	71,720	Y	2.5	433	12	1	N	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y	2.8	437	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y	3.2	487	7	1	N	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y	2.4	432	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,860	Y	2.0	417	3	1	N	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y	3.1	347	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,685	Y	3.4	598	1	1	N	Metal Wall/Metal Roof
Maine	88%
Westbrook	1988	45,940	Y	5.9	475	7	1	Y	Metal Wall/Metal Roof
Saco	1988	53,750	Y	4.2	416	12	1	N	Masonry Wall/Metal Roof
Maryland	90%
Salisbury	1979	33,585	Y	3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y	1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,645	Y	2.2	535	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,357	Y	3.1	666	8	1	Y	Steel Bldg./Steel Roof
Massachusetts	81%
New Bedford	1982	42,338	Y	3.4	376	7	1	N	Steel Bldg./Steel Roof
Springfield	1986	53,614	Y	4.7	403	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,445	Y	2.0	500	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,805	Y	2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,710	Y	3.6	456	8	2	N	Masonry Wall/Tar & Gravel Roof
- 14 -
N. Andover	1989	44,585	Y	3.0	534	1	3	N	Masonry & Metal Wall/Metal Roof
Dracut	1986	45,926	Y	5.0	403	11	1	N	Masonry Wall/Metal Roof
Methuen	1984	50,640	Y	3.4	383	6	1	N	Masonry Wall/Metal Roof
Plymouth	1996	92,063	N	7.7	750	14	1	N	Metal Wall/Metal Roof
Sandwich	1984	48,000	N	4.9	362	8	1	N	Metal Wall/Metal Roof
Michigan	77%
Grand Rapids II	1983	43,500	Y	8.0	388	6	1	N	Masonry & Steel Walls
Holland	1978	53,100	Y	13.6	434	18	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	58,680	Y	5.3	364	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,611	Y	16.6	1,664	16	1	Y	Masonry Wall/Metal Roof
Mississippi	90%
Jackson I	1990	42,100	Y	2.0	351	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,761	Y	2.1	306	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,848	Y	1.3	420	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	57,557	Y	5.2	480	13	1	Y	Masonry Wall/Metal Roof
New Hampshire	87%
Salem-Policy	1980	62,025	Y	8.7	545	9	1	Y	Masonry Wall/Metal Roof
New York	84%
Middletown	1988	33,865	Y	2.8	337	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	75,970	Y	5.1	524	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y	2.9	406	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,510	Y	3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,165	Y	6.2	417	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	77,385	Y	7.5	666	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	67,824	Y	3.6	544	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,784	Y	2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	74,340	Y	6.1	638	10	1	Y	Metal Wall/Metal Roof
Monroe	1998	36,240	Y	13.3	318	4	1	N	Metal Wall/Metal Roof
Syracuse	1987	35,090	Y	2.2	289	12	1	N	Metal Wall/Metal Roof
The Hamptons	1989/95	64,885	N	3.2	775	5	2	N	Metal Wall/Metal Roof
- 15 -
The Hamptons	1998	32,970	N	1.1	311	1	4	N	Metal Wall/Metal Roof
The Hamptons	1997	35,210	N	1.9	428	2	2	N	Metal Wall/Metal Roof
The Hamptons	1994/98	65,000	N	3.7	720	4	2	N	Metal Wall/Metal Roof
North Carolina	74%
Charlotte	1986	37,815	Y	2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	87,294	Y	6.2	908	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,180	Y	3.4	404	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y	5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y	2.5	318	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	48,971	Y	5.6	402	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	30,920	Y	2.9	319	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,153	Y	1.0	295	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	35,825	Y	2.5	232	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	57,717	Y	2.5	494	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,981	Y	5.0	600	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,645	Y	4.7	662	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	51,100	Y	5.0	396	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,916	Y	5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	47,810	Y	8.4	392	6	1	Y	Masonry Wall/Shingle Roof
Ohio	88%
Youngstown	1980	54,830	Y	5.8	362	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y	6.4	358	9	1	N	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,500	Y	4.8	440	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,900	Y	3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y	3.4	296	12	1	N	Masonry Wall/Steel Roof
Cleveland III	1986	68,175	Y	3.4	586	12	1	N	Masonry Wall/Steel Roof
Cleveland IV	1978	65,000	Y	3.5	561	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y	3.1	637	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,170	Y	2.6	377	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,270	Y	4.3	595	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,725	Y	5.7	452	6	1	N	Masonry Wall/Steel Roof
- 16 -
Cleveland IX	1982	54,910	Y	4.4	298	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,942	Y	5.8	371	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y	7.3	483	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y	5.0	525	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,818	Y	5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania	92%
Allentown	1983	40,800	Y	6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y	3.0	304	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	49,120	Y	4.1	444	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	59,450	Y	9.2	292	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,365	Y	3.4	504	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,780	Y	4.8	743	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,740	Y	4.1	604	9	1	Y	Masonry Wall/Metal Roof
Rhode Island	87%
East Greenwich	1984	45,620	Y	2.9	412	9	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	24,860	Y	2.0	238	4	1	N	Metal Wall/Metal Roof
W. Warwick	1986/94	52,426	Y	2.3	485	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y	3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina	82%
Charleston I	1985	49,654	Y	3.3	396	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y	3.3	390	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,690	Y	6.0	447	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	41,190	Y	3.5	330	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,450	Y	5.6	444	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y	3.6	341	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y	2.2	330	10	1	Y	Masonry Wall/Steel Roof
Columbia	1985	73,490	Y	5.0	775	17	1	Y	Masonry Wall/Steel Roof
Myrtle Beach	1984	61,350	Y	4.8	584	12	1	N	Masonry Wall/Steel Roof
Tennessee	82%
Chattanooga-Lee Hwy	1987	37,877	Y	3.3	391	6	1	N	Masonry Wall/Metal Roof
- 17 -
Chattanooga-Hwy 58	1985	35,460	Y	2.4	295	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,955	Y	5.7	651	16	1	Y	Masonry Wall/Metal Roof
Texas	83%
Arlington I	1987	45,815	Y	2.3	382	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y	3.8	280	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,850	Y	2.4	333	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,675	Y	3.9	484	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	39,870	Y	1.9	283	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y	2.6	485	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,160	Y	2.4	376	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	54,620	Y	5.4	528	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	83,900	Y	6.4	663	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,911	Y	6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y	1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,026	Y	5.9	1,080	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	102,989	Y	6.7	992	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y	3.8	784	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,934	Y	3.1	734	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y	4.1	657	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y	8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,669	Y	2.3	586	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,860	Y	3.0	490	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y	3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,740	Y	3.2	497	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y	5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,485	Y	7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y	4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,480	Y	7.5	517	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,535	Y	7.4	554	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,145	Y	7.2	530	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	52,735	Y	3.0	410	16	1	Y	Metal Wall/Metal Roof
- 18 -
Seabrook	1996	61,245	Y	4.3	539	5	1	Y	Metal Wall/Metal Roof
Houston-Westward	1996	125,854	Y	6.1	1,161	11	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Boone	1996	45,435	Y	2.3	441	4	1	Y	Masonry Wall/Metal Roof
Houston-Cook	1996	60,455	Y	3.0	490	7	1	Y	Masonry Wall/Metal Roof
Houston-Harwin	1996	77,454	Y	2.8	652	3	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Hempstead	1996	99,231	Y	3.5	902	10	1&2	Y	Masonry Wall/Metal Roof
Houston-Kuykendahl	1996	102,600	Y	4.8	789	12	1	Y	Masonry Wall/Metal Roof
Houston-Hwy 249	1996	54,516	Y	2.9	536	4	1	Y	Masonry Wall/Metal Roof
Mesquite-Hwy 80	1996	63,590	Y	6.1	643	6	1&2	Y	Masonry Wall/Tar-Gravel Roof
Mesquite-Franklin	1996	83,705	Y	3.2	753	13	1	Y	Masonry Wall/Metal Roof
Dallas-Plantation	1996	61,865	Y	2.4	507	10	1&2	Y	Masonry Wall/Metal Roof
San Antonio-Hunt	1996	63,695	Y	4.1	580	15	1	Y	Masonry Wall/Metal Roof
Humble	1996	116,120	Y	5.9	805	4	1	N	Metal Wall/Metal Roof
Pasadena	1996	55,675	N	3.2	503	1	1	N	Metal & MasonryWall/Metal Roof
League City	1996	72,520	Y	4.4	573	6	1&2	N	Metal & MasonryWall/Metal Roof
Montgomery	1996	44,400	Y	2.5	391	1	1	N	Metal Wall/Metal Roof
Texas City	1996	55,700	Y	3.4	466	3	1	N	Metal & Masonry Wall/Metal Roof
Houston-Hwy 6	1996	47,475	Y	2.6	432	1	1	N	Metal Wall/Metal Roof
Lumberton	1996	45,290	Y	4.1	391	5	1	N	Metal Wall/Metal Roof
Virginia	85%
Newport News I	1988	58,305	Y	3.2	476	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,470	Y	3.2	1,144	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,430	Y	2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,275	Y	2.1	351	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	51,985	Y	2.7	525	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,625	Y	4.7	413	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y	5.3	433	10	1	N	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	43,830	Y	2.3	353	4	1	N	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,618	Y	1.5	208	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,438	Y	3.2	344	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	43,075	Y	12.0	390	7	1	Y	Metal Wall/Steel Roof
- 19 -
Danville	1988	49,792	Y	3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,505	Y	3.0	526	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,250	Y	4.0	533	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y	2.5	553	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	96,031	Y	5.0	881	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,918	Y	5.2	1,250	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	50,145	Y	5.2	473	7	1	N	Masonry Wall/Metal Roof

          Total for all Properties                          14,630,733                        84%             1,078       127,419   2,023


Item 3.	Legal Proceedings

          In the normal course of business, the Operating Partnership is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, the Operating Partnership does not believe that any of these matters will have a material adverse impact on the financial condition, results of operations or cash flows of the Operating Partnership.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          There is no established public trading market for Units. As of March 14, 2003, there were 12 holders of record of Units.

          The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

History of Distributions Declared on Units
1st Quarter, 2001	$0.580 per unit
2nd Quarter, 2001	$0.580 per unit
3rd Quarter, 2001	$0.590 per unit
4th Quarter, 2001	$0.590 per unit
1st Quarter, 2002	$0.590 per unit
2nd Quarter, 2002	$0.590 per unit
3rd Quarter, 2002	$0.600 per unit
4th Quarter, 2002	$0.600 per unit

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


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


Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2002	2001	2000	1999	1998

Operating Data
Operating revenues	$ 102,141	$ 91,012	$ 90,152	$ 84,078	$ 69,173
Net income	27,481	25,721	27,519	27,347	24,798
Net income per common unit - basic	1.67	1.75	1.90	1.97	1.91
Net income per common unit - diluted	1.65	1.74	1.90	1.97	1.91
Distributions declared per common unit	2.38	2.34	2.30	2.26	2.20

Balance Sheet Data Investment in storage facilities at cost	$710,841	$611,289	$562,721	$556,473	$502,502
Total assets	652,337	567,838	547,139	529,719	490,124
Total debt	252,452	241,190	231,223	203,253	190,059
Total liabilities	278,755	255,999	246,309	218,281	203,439
Limited partners' capital interest at redemption vale	15,736	20,584	16,954	15,888	21,683
Partners' capital	341,315	274,170	283,876	295,550	265,002

Other Data
Net cash provided by operating activities	$ 45,610	$ 40,922	$ 39,428	$ 41,001	$ 35,151
Net cash used in investing activities	(99,244)	(17,751)	(25,274)	(51,335)	(154,367)
Net cash provided by (used in) financing activities	53,814	(22,709)	(13,765)	8,382	119,633
Funds from operations available to common unitholders (1)	38,680	37,481	36,051	37,815	34,908

(1)  The Operating Partnership believes that Funds from Operations ("FFO") provides relevant and meaningful information about its operating performance that is necessary, along with net earnings and cash flows, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions. See the reconciliation of net income to FFO in Management's Discussion and Analysis of Financial Condition and results of Operations.


Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures and others; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully implement its truck leasing program and Dri-Guard product roll-out; the Operating Partnership's reliance on its call center; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

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

          The Operating Partnership believes its judgment regarding the impairment of the carrying value of its storage facilities is a significant accounting policy. The Operating Partnership's policy is to assess any impairment of value whenever events or circumstances indicate that the


carrying value of the storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect the Operating Partnership's operating results and financial position. At December 31, 2002 and 2001, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO

YEAR ENDED DECEMBER 31, 2001

          The Operating Partnership recorded rental revenues of $100.0 million for the year ended December 31, 2002, an increase of $10.9 million or 12.2% when compared to 2001 rental revenues of $89.1 million. Of this increase, $1.2 million resulted from a 1.3% increase in revenues at the 222 core properties considered in same store sales. The remaining $9.7 million increase in rental revenues resulted from the acquisition of 23 stores during 2002 and from having the 2001 acquisitions included for a full year of operations. Other income increased $0.2 million due to increased insurance sales and the additional revenue generated by truck rentals.

          Property operating and real estate tax expense increased $5.1 million or 17.7% in 2002 compared to 2001. Of this, $3.5 million was incurred by the facilities acquired in 2002 and from having the 2001 acquisitions included for a full year of operations. The remaining $1.6 million increase was due to increased insurance, personnel, truck expense, and property taxes at the 222 core properties considered same stores.

          General and administrative expenses increased $0.6 million or 7.0%. The increase includes additional costs of approximately $2.3 million, which primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002. The 2001 general and administrative expenses included a $1.7 million expense in connection with the lawsuit settlement - see Note 15 of the financial statements. There was no such charge in 2002.

          Depreciation and amortization expense increased to $17.4 million from $15.0 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and a full year of depreciation on 2001 acquisitions.

          Income from operations increased from $39.5 million in 2001 to $42.6 million in 2002 as a result of the aforementioned items.


          Interest expense increased from $13.9 million to $14.7 million as a result of higher rates associated with the mortgage debt incurred on the consolidated joint venture properties and the effect of interest rate swap agreements entered into during 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO

YEAR ENDED DECEMBER 31, 2000

          The Operating Partnership recorded rental revenues of $89.1 million for the year ended December 31, 2001, an increase of $0.9 million or 1% when compared to 2000 rental revenues of $88.2 million. Of this, $3.3 million resulted from a 4% increase in revenues at the 217 core properties considered in same store sales. $0.5 million resulted from the acquisition of eight stores during 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a $2.9 million decrease from the sale of seven stores to a joint venture in 2000.

          Property operating and real estate tax expense increased $1.5 million or 5% in 2001 compared to 2000. Of this increase, $1.4 million resulted from increased expenses at the 217 core properties considered as same stores. $0.7 million was incurred by the facilities acquired in 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a reduction of $0.6 million from the sale of seven stores to a joint venture in 2000.

          General and administrative expenses increased $2.2 million or 38.7% in 2001 compared to 2000. The increase was primarily a result of a $1.7 million expense in connection with a lawsuit settlement - see Note 15 of the financial statements.

          Depreciation and amortization expense increased to $15.0 million from $14.3 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2001 and a full year of depreciation on 2000 acquisitions.

          Income from operations decreased 8.3% from $43.0 million in 2000 to $39.5 million in 2001 as a result of the aforementioned items.

          In 2001, interest expense decreased to $13.9 million from $17.5 million as a result of significant decreases in interest rates.

          The Operating Partnership recorded a $0.1 million loss in 2001 from its ownership interest in two real estate joint ventures.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
	For Year Ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Net income	$ 27,481	$ 25,721	$ 27,519	$ 27,347	$ 24,798
Minority interest in income	810	85	-	-	-
- 26 -

Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	16,497	14,122	13,446	12,359	10,110
Gain on sale of real estate	-	-	(2,161)	(652)	-
Share of office building joint venture loss	42	305	-	-	-
Depreciation and amortization from unconsolidated joint ventures	358	328	202	-	-
Preferred stock dividends	(4,863)	(2,955)	(2,955)	(1,239)	-
Funds from operations allocable to minority interest in Locke Sovran II	(1,645)	(125)	-	-	-
Funds from operations available to common unitholders	$ 38,680	$ 37,481	$ 36,051	$ 37,815	$ 34,908

          The Operating Partnership believes that Funds from Operations ("FFO") provides relevant and meaningful information about its operating performance that is necessary, along with net earnings and cash flows, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

          Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

          The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $128 million was drawn on December 31, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

          In addition to the credit facility, the Operating Partnership has a $75 million unsecured term note bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Operating Partnership's option.

          The credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).


          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%.

          Principal maturities of the mortgage for the next five years are as follows: 2003, $0.7 million; 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; and 2007, $0.9 million.

          During 2002, the Operating Partnership entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities. Principal maturities for capital lease obligations are as follows: 2003, $0.5 million; 2004, $0.5 million; 2005, $0.6 million; and 2006, $0.3 million.

          In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June acquisition of seven self-storage properties and to repay a portion of the line of credit.

          In 2002, the Company acquired 186,617 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through December 31, 2002, the Company has reacquired 1,026,070 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

          The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2003. The Operating Partnership expects to replace its maturing unsecured credit facility with a new unsecured credit facility and medium to long-term unsecured term notes. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

The Operating Partnership's outstanding unsecured debt as of December 31, 2002, assuming available extensions, matures as follows: 2003, $128 million; and 2005, $75 million.

ACQUISITION OF PROPERTIES

          During 2002, the Operating Partnership and the consolidated joint venture used borrowings pursuant to the line of credit and a mortgage to acquire 23 Properties in Texas and New York


comprising 1.5 million square feet from unaffiliated storage operators. In 2001, three facilities totaling 200,000 square feet were acquired. At December 31, 2002, the Operating Partnership owned and/or operated 264 self-storage facilities in 21 states. Of these facilities, 11 are managed by the Operating Partnership for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2002, the Operating Partnership had no contracts to acquire additional properties.

          The Operating Partnership also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

DISPOSITION OF PROPERTIES

          During 2001, the Operating Partnership sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          In 2000, the Operating Partnership sold seven Properties for approximately $20 million, recognizing a gain of $2.1 million. The gain recognized represents the proportion of the total gain not related to the Operating Partnership's ongoing ownership interest. The Properties were sold to an unconsolidated joint venture in which the Operating Partnership retained a 45% interest and whose properties the Operating Partnership will manage for an ongoing fee. The Operating Partnership invested $5 million of the proceeds to fund its 45% interest in the venture and received a short-term promissory note of approximately $15 million. The note was repaid in 2001 and the Operating Partnership used the proceeds to pay down its outstanding line of credit, freeing up working capital for acquisitions and expansions done in 2001.

          The Operating Partnership may seek to sell additional Properties to similar joint venture programs or third parties in 2003.

INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

          In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one


year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2002, the Operating Partnership's share of Locke Sovran I, LLC's loss was $12,500, which is recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2002. The majority of the $1.6 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture. For the year ended December 31, 2002, the Operating Partnership's share of Iskalo Office Holdings, LLC's loss was $42,000. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $225,000 in 2002 and 2001.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2002 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,099	$ -
Investment in office building	-	6,903
Other assets	1,952	471
Total Assets	$ 42,051	$ 7,374
Due to the Operating Partnership	$ 2,023	$ 1,574
Demand note payable	-	900
Mortgage payable	30,269	5,800
Other liabilities	706	137
Total Liabilities	32,998	8,411
Unaffiliated partners' equity (deficiency)	4,913	(529)
Company equity (deficiency)	4,140	(508)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,051	$ 7,374
Income Statement Data:
Total revenues	$ 5,807	$ 815
Total expenses	5,835	901

Net loss	$ (28)	$ (86)

          The Operating Partnership does not guarantee the debt of Locke Sovran I, LLC; it does guarantee the $900,000 demand note payable of Iskalo Office Holdings, LLC.

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND IMPACT ON THE OPERATING PARTNERSHIP

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the


following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2003 may be applied toward the Company's 2002 distribution requirement. The Company's source of funds for such distributions is solely and directly from the Operating Partnership.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2002, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          At December 31, 2002, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

          Because all but $130 million of the Operating Partnership's outstanding unsecured debt of $203 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

          Based upon the Operating Partnership's indebtedness at December 31, 2002, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $0.7 million.

INFLATION

          The Operating Partnership does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.


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

Recent Accounting Pronouncement

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. SFAS 144 also extends the reporting of a discontinued operation to a component of an entity. The Operating Partnership adopted this standard in 2002. The adoption of this standard had no material effect on the Operating Partnership's results of operations and financial condition in 2002.

UNITHOLDER INFORMATION

CORPORATE HEADQUARTERS
6467 Main Street
Buffalo, New York 14221
716-633-1850

SOVRAN'S WEBSITE
http://www.sovranss.com

FORM 10-K REPORT

A copy of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities Exchange Commission, will be furnished to unitholders without charge upon written request. Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS

For more information or to receive Sovran's quarterly reports, please contact Diane M. Piegza, 716-633-1850


INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8.	Financial Statements and Supplementary Data

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except unit data)	2002	2001
Assets
Investment in storage facilities:
Land	$ 132,853	$ 117,069
Building and equipment	577,988	494,220
	710,841	611,289
Less: accumulated depreciation	(75,344)	(59,091)
Investment in storage facilities, net	635,497	552,198
Cash and cash equivalents	2,063	1,883
Accounts receivable	1,785	1,064
Receivable from related parties	98	122
Receivable from joint ventures	2,023	679
Investment in joint ventures	3,386	3,659
Prepaid expenses	2,719	2,505
Fair value of interest rate swap agreements	-	373
Other assets	4,766	5,355
Total Assets	$ 652,337	$ 567,838
Liabilities
Line of credit	$128,000	$134,000
Term note	75,000	105,000
Accounts payable and accrued liabilities	4,691	3,969
Deferred revenue	3,468	3,157
Fair value of interest rate swap agreements	10,020	-
Accrued distributions	8,124	7,683
Capital lease obligations	1,933	-
Mortgage payable	47,519	2,190
Total Liabilities	278,755	255,999
Minority interest - consolidated joint venture	16,531	17,085
Limited partners' capital interest (554,865 units in 2002 and 660,841 in 2001) at redemption value	15,736	20,584

- 33 -

Partners' Capital
General partner (219,567 units outstanding in 2002 and 2001)	4,729	4,873
Limited partner (12,764,772 and 12,135,394 units issued and outstanding in 2002 and 2001, respectively)	246,606	238,924
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Preferred partners (2,800,000 Series C Preferred Units, at $25 liquidation preference)	70,000	-
Accumulated other comprehensive income	(10,020)	373
Total Partners' Capital	341,315	274,170
Total Liabilities and Partners' Capital	$652,337	$567,838
See notes to financial statements.

- 34


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2002	2001	2000

Revenues
Rental income	$ 99,987	$ 89,116	$ 88,208
Other operating income	2,154	1,896	1,944
Total operating revenues	102,141	91,012	90,152

Expenses
Property operations and maintenance	24,284	20,517	19,329
Real estate taxes	9,265	7,981	7,718
General and administrative	8,586	8,026	5,786
Depreciation and amortization	17,392	15,035	14,273
Total operating expenses	59,527	51,559	47,106

Income from operations	42,614	39,453	43,046

Other income (expenses)
Interest expense	(14,664)	(13,940)	(17,708)
Interest income	356	395	197
Minority interest - consolidated joint venture	(810)	(75)	-
Equity in losses of joint ventures	(15)	(102)	(177)

Income before gain on sale of real estate	27,481	25,731	25,358
Gain on sale of real estate	-	-	2,161
Net Income	27,481	25,731	27,519
Preferred unit distributions	(5,093)	(2,955)	(2,955)
Net income available to common unitholders	$ 22,388	$ 22,776	$ 24,564

Per Common Unit:
Earnings per common unit - basic	$ 1.67	$ 1.78	$ 1.90
Earnings per common unit - diluted	$ 1.65	$ 1.74	$ 1.90

Distributions declared per common unit	$ 2.38	$ 2.34	$ 2.30

See notes to financial statements.


Sovran Acquisition Limited Partnership
Statements of Partners' Capital

(Dollars in thousands)	Sovran Holdings, Inc. General Partner	Sovran Self Storage Inc. Limited Partner	Preferred B Partners	Preferred C Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Limited Partners' Capital Interest

Balance January 1, 2000	$ 5,283	$ 260,267	$ 30,000	$ -	$ -	$ 295,550	$ 15,888
Proceeds from issuance of Partnership Units	-	2,064	-	-	-	2,064	-
Earned portion of restricted stock	-	137	-	-	-	137	-
Purchase of treasury shares	-	(7,784)	-	-	-	(7,784)	-
Deferred compensation	-	50	-	-	-	50	-
Net income	469	25,238	-	-	-	25,707	1,812
Distributions	(559)	(30,073)	-	-	-	(30,632)	(1,962)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(22)	(1,194)	-	-	-	(1,216)	1,216
Balance December 31, 2000	5,171	248,705	30,000	-	-	283,876	16,954
Proceeds from issuance of Partnership Units	-	5,209	-	-	-	5,209	-
Redemption of Partnership Units	-	1,868	-	-	-	1,868	(5,646)
Exercise of stock options	-	1,096	-	-	-	1,096	-
Earned portion of restricted stock	-	424	-	-	-	424	-
Purchase of treasury shares	-	(1,809)	-	-	-	(1,809)	-
Deferred compensation	-	69	-	-	-	69	-
Net income	429	23,760	-	-	-	24,189	1,532
Increase in fair value of derivatives	-	-	-	-	373	373	-
Total comprehensive income	-	-	-	-	-	24,562	1,532
Distributions	(560)	(31,093)	-	-	-	(31,653)	(1,728)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(167)	(9,305)	-	-	-	(9,472)	9,472
- 36-
Balance December 31, 2001	$ 4,873	$ 238,924	$ 30,000	$-	$ 373	$ 274,170	$ 20,584
Proceeds from issuance of Partnership Units	-	16,446	-	-	-	16,446	-
Redemption of Partnership Units	-	(150)	-	-	-	(150)	(3,163)
Issuance of 8.375% Series C Units	-	(2,124)	-	70,000	-	67,876	-
Exercise of stock options	-	5,648	-	-	-	5,648	-
Earned portion of restricted stock	-	430	-	-	-	430	-
Purchase of treasury shares	-	(5,188)	-	-	-	(5,188)	-
Deferred compensation	-	89	-	-	-	89	-
Net income	433	25,868	-	-	-	26,301	1,180
Decrease in fair value of derivatives	-	-	-	-	(10,393)	(10,393)	-
Total comprehensive income	-	-	-	-	-	15,908	1,180
Distributions	(603)	(34,847)	-	-	-	(35,450)	(1,329)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	26	1,510	-	-	-	1,536	(1,536)
Balance December 31, 2002	$ 4,729	$ 246,606	$ 30,000	$ 70,000	$ (10,020)	$ 341,315	$ 15,736

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2002	2001	2000

Operating Activities
Net income	$ 27,481	$ 25,721	$ 27,519
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	-	-	211
Depreciation and amortization	17,392	15,035	14,273
Gain on sale of real estate	-	-	(2,161)
Equity in losses of joint ventures	15	102	177
Minority interest	810	85	-
Restricted stock earned	430	424	137
Changes in assets and liabilities:
Accounts receivable	(587)	91	20
Fees receivable from joint ventures	-	711	(711)
Prepaid expenses	13	(472)	(70)
Accounts payable and other liabilities	220	(626)	203
Deferred revenue	(164)	(149)	(170)
Net cash provided by operating activities	45,610	40,922	39,428

Investing Activities
Additions to storage facilities	(97,150)	(31,483)	(23,390)
(Advances) reimbursement of advances to joint ventures	(2,118)	14,654	(514)
Receipts from (advances to) related parties	24	1,885	(1,370)
Other assets	-	(2,807)	-
Net cash used in investing activities	(99,244)	(17,751)	(25,274)

Financing Activities
Net proceeds from sale of partnership units	22,034	6,374	2,064
Net proceeds from sale of preferred units and common unit warrants	67,876	-	-
(Paydown of) proceeds from line of credit	(6,000)	10,000	1,000
(Paydown of) proceeds from term note	(30,000)	-	30,000
Proceeds from mortgage financing	48,000	-	-
Financing costs	(460)	(398)	(3,388)
Distributions paid	(37,646)	(33,065)	(32,627)
Distributions from unconsolidated joint venture	1,032	-	-
Purchase of treasury stock	(5,188)	(1,809)	(7,784)
Redemption of operating partnership units	(3,163)	(3,778)	-
Mortgage principal payments	(2,671)	(33)	(3,030)

Net cash provided by (used in) financing activities	53,814	(22,709)	(13,765)
- 38 -
Net increase in cash	180	462	389
Cash at beginning of period	1,883	1,421	1,032
Cash at end of period	$ 2,063	$ 1,883	$ 1,421

	Year Ended December 31,
(dollars in thousands)	2002	2001	2000
Supplemental cash flow information
Cash paid for interest	$ 14,465	$ 14,416	$ 16,948

Capital lease obligations incurred	2,183	-	-
Storage facilities acquired through issuance of an ownership interest in the consolidated joint venture	-	17,000	-
Note receivable from sale of storage facilities to joint venture	-	-	15,000
Investment in joint venture received as part of sale of storage facilities	-	-	2,834
Storage facilities acquired through assumption of mortgage	-	-	-
Fair value of net liabilities assumed on the acquisition of storage facilities	559	165	83

Distributions declared but unpaid at December 31, 2002, 2001 and 2000 were $8,124, $7,683, and $7,472, respectively.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Acquisition Limited Partnership - December 31, 2002

1.  ORGANIZATION

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2002, the Operating Partnership owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.


          As of December 31, 2002, the Company was a 95.90% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

          Cash and Cash Equivalents: The Operating Partnership considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2002, 2001, and 2000 were $0.6 million, $0.4 million, and $1.4 million, respectively.

          Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.


          Investment in Storage Facilities: Storage facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

          Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2002 and 2001, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

          Other Assets: Included in other assets are intangible assets of $2.0 million and a note receivable of $2.8 million. The intangible assets at December 31, 2002, consist primarily of loan acquisition costs of approximately $4.0 million, net of accumulated amortization of approximately $2.0 million. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $1.0 million, $1.1 million and $0.9 million for the periods ended December 31, 2002, 2001 and 2000, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

          Stock-Based Compensation: In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Operating Partnership has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Operating Partnership does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per unit if the Operating Partnership had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per unit information):

Pro Forma
(dollars in thousands, except per share data)	2002	2001	2000
Net income available to common unitholders as reported	$ 22,388	$ 22,766	$ 24,564
Deduct: Total stock-based employee compensation Expense determined under fair value method for all awards	(202)	(188)	(110)
Pro forma net income available to common unitholders	$ 22,186	$ 22,578	$ 24,454
Earnings per common unit
Basic - as reported	$ 1.67	$ 1.75	$ 1.90
- 41 -
Basic - pro forma	$ 1.66	$ 1.74	$ 1.89
Diluted - as reported	$ 1.65	$ 1.74	$ 1.90
Diluted - pro forma	$ 1.64	$ 1.72	$ 1.89

          Pro forma information regarding net income and earnings per unit is required by SFAS No. 123, and has been determined as if the Operating Partnership had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0% for 2002, 5.0% for 2001, and 6.5% for 2000; dividend yield of 8.0% for 2002, 10.7% for 2001, and 11% for 2000; volatility factor of the expected market price of the Company's common stock of .21 for 2002, and .23 for 2001 and .21 for 2000. The average fair value of options granted was $1.98 in 2002, $.93 in 2001, and $.90 in 2000.

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

          Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partners' capital. Comprehensive income was $15.9 million and $24.6 million and $25.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

          Derivative Financial Instruments: On January 1, 2001, the Operating Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Operating Partnership determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Operating Partnership's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

          Recent Accounting Pronouncement: In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS 144 also extends the reporting of a discontinued operation to a component of an entity. The Operating


Partnership's adoption of this statement in the first quarter of 2002 did not have an impact on the Operating Partnership's financial results.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. The Operating Partnership adopted this standard in 2002 resulting in reclassification of its 2000 loss on extinguishment of debt of $211,000 from an extraordinary item to interest expense.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Operating Partnership's financial results.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Operating Partnership's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Operating Partnership, as the Operating Partnership continues to apply the provisions of APB 25.

          Reclassification: Certain amounts from the 2001 and 2000 financial statements have been reclassified to conform with the current year presentation.

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


(Amounts in thousands, except per unit data)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Numerator: Net income available to common unitholders	$ 22,388	$ 22,766	$ 24,564
Denominator Denominator for basic earnings per unit - weighted average units	13,376	12,991	12,920
Effect of Dilutive Securities: Stock options	179	101	1
Denominator for diluted earnings per unit - adjusted weighted - average units and assumed conversion	13,555	13,092	12,921
Basic Earnings per Common Unit	$ 1.67	$ 1.75	$ 1.90
Diluted Earnings per Common Unit	$ 1.65	$ 1.74	$ 1.90

          Potential common units from the Series C Convertible Cumulative Preferred Stock and related warrants, see Note 12, were excluded from the 2002 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2002 and December 31, 2001.

(Dollars in thousands)	2002	2001
Cost:
Beginning balance	$611,289	$562,721
Property acquisitions	81,819	30,269
Improvements and equipment additions	17,934	18,527
Dispositions	(201)	(228)
Ending balance	$710,841	$611,289
Accumulated Depreciation:
Beginning balance	$ 59,091	$ 45,253
Additions during the year	16,344	13,918
Dispositions	(91)	(80)

- 44 -

Ending balance	$ 75,344	$ 59,091

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option, to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at December 31, 2002 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 3.0% (3.5% at December 31, 2001). At December 31, 2002, there was $22 million available on the line of credit.

          The net carrying amount of the Operating Partnership's debt instruments approximates fair value.

6.  MORTGAGE PAYABLE AND CAPITAL LEASE OBLIGATIONS

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $47.5 million at December 31, 2002. Principal maturities of the mortgage for the next five years are as follows: 2003, $0.7 million; 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; and 2007, $0.9 million.

          During 2002, the Operating Partnership entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities. The outstanding balance on these capital lease obligations is $1.9 million at December 31, 2002. Principal maturities for capital lease obligations are as follows: 2003, $0.5 million; 2004, $0.5 million; 2005, $0.6 million; and 2006, $0.3 million.

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


7.  DERIVATIVE FINANCIAL INSTRUMENTS

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

          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners' capital as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2002 and 2001.

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

          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership; as such, there was no impact upon adoption of SFAS No. 133 at January 1, 2001. During 2002 and 2001, the net reclassification from AOCI to interest expense was $4.0 million and $1.1 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $4.5 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at December 31, 2002 was a $10 million liability.

8.  STOCK OPTIONS

          The Company established the 1995 Award and Option Plan (the "Plan") for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2002, options for 647,275 shares were outstanding under the Plan and 383,360 shares of common stock were available for future issuance.


          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2002, options for 87,500 shares were outstanding under the Non-employee Plan.

          The Company has also issued 132,340 shares of restricted stock to employees which vest over four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $31.65. The Company charges unearned restricted stock, a component of partners' capital, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year:	902,550	$ 23.14	639,050	$ 23.67	433,050	$ 25.32

Granted	80,000	30.92	329,500	21.71	212,000	19.19
Exercised	(247,775)	22.80	(52,500)	20.77	-	-
Forfeited	-	-	(13,500)	20.75	(6,000)	19.06

Outstanding at end of year	734,775	$ 23.08	902,550	$ 23.14	639,050	$ 23.67

Exercisable at end of year	317,030	$ 25.39	417,370	$ 24.55	328,743	$ 24.24

          Exercise prices for options outstanding as of December 31, 2002 ranged from $19.07 to $31.68. The weighted average remaining contractual life of those options is 6.57 years. As disclosed further in Note 12, warrants to purchase 379,166 common shares of the Company at a price of $32.60 per share are outstanding at December 31, 2002.


9.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan, which became effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $92,000, $63,000, and $60,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10.  SHAREHOLDER RIGHTS PLAN

          In November 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $75, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of the Company's common stock. If a person or group acquires more than 10% of the then outstanding shares of the Company's common stock, each Right will entitle its holder to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in November 2006 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

11.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

          In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2002, the Operating Partnership's share of Locke Sovran I, LLC's loss was $12,500 and the amortization of the deferred gain was


$40,000, both of which are recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2002. The majority of the $1.6 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture. For the year ended December 31, 2002, the Operating Partnership's share of Iskalo Office Holdings, LLC's loss was $42,000. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $255,000 in 2002 and 2001.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2002 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$40,099	$ -
Investment in office building	-	6,903
Other assets	1,952	471
Total Assets	$ 42,051	$ 7,374
Due to the Operating Partnership	$ 2,023	$ 1,574
Demand note payable	-	900
Mortgage payable	30,269	5,800
Other liabilities	706	137
Total Liabilities	32,998	8,411
Unaffiliated partners' equity (deficiency)	4,913	(529)
Company equity (deficiency)	4,140	(508)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,051	$ 7,374
Income Statement Data:
Total revenues	$ 5,807	$ 815
Total expenses	5,835	901
Net loss	$ (28)	$ (86)

          The Operating Partnership does not guarantee the debt of Locke Sovran I, LLC; it does guarantee the $900,000 demand note payable of Iskalo Office Holdings, LLC.

12.  PREFERRED STOCK

Series A

          The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance pursuant to the Shareholder Rights Plan (see note 10), the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.


Series B

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. The Series B Preferred Stock is not redeemable until on or after July 30, 2004, at which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

          Holders of the Series B Preferred Stock generally have no voting rights. However, if the Company does not pay dividends on the Series B shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until all Series B dividends that are accrued are paid.

Series C

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million.

          The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company's option on or after November 30, 2007 at $25.00 per share ($70,000,000 aggregate) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.

          Holders of the Series C Preferred generally have no voting rights. However, if the Company does not pay dividends on the Series C Preferred shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until the Series C Preferred dividends are paid.

          In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount


of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. This arrangement expires on November 30, 2007. Based upon the Company's common stock price at December 31, 2002, no amount is currently payable under this arrangement.

          The Company recorded a deemed dividend of $0.2 million in 2002 in connection with the issuance of the Series C Preferred. The deemed dividend represents the calculated value of the beneficial conversion feature that existed on July 3, 2002, the date of issuance of the Series C Preferred. The beneficial conversion feature is calculated as the excess of, on the date of issuance of the Series C Preferred, the fair value of the common stock into which the Series C Preferred is convertible, over the issuance amount allocated to the Series C Preferred.

          The Series B and C Preferred Stock are recorded as Preferred Partners' Units in the Operating Partnership's balance sheet

13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (dollars in thousands, except per unit data).

2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$ 24,167	$ 25,177	$ 26,249	$ 26,548
Net Income	$ 6,411	$ 6,956	$ 7,117	$ 6,997
Net income available to common unitholders	$ 5,670	$ 6,217	$ 5,329	$ 5,172
Net Income Per Common Unit (Note 3):
Basic	$ 0.43	$ 0.47	$ 0.39	$ 0.38
Diluted	$ 0.43	$ 0.47	$ 0.39	$ 0.37


2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$ 22,125	$ 22,675	$ 23,435	$ 22,826
Net Income	$ 5,722	$ 6,854	$ 7,738	$ 5,407
Net income available to common unitholders	$ 4,983	$ 6,115	$ 6,999	$ 4,669
Net Income Per Common Unit (Note 3):
Basic	$ 0.39	$ 0.47	$ 0.54	$ 0.35
Diluted	$ 0.39	$ 0.47	$ 0.53	$ 0.35

          Quarterly operating revenue amounts disclosed above differ from previously reported amounts due to a reclassification of interest income from operating revenue. The Operating Partnership's net income in the fourth quarter of 2001 was impacted by a $1.7 million expense in connection with a lawsuit settlement described in Note 15.

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


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


Report of Independent Auditors

The Board of Directors and Partners
Sovran Acquisition Limited Partnership

          We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the management of Sovran Acquisition Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
January 28, 2003


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

          The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

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

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

          At December 31, 2002, the Company beneficially owns 12,984,339 Units which constitute 95.90% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.


          The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

RECENT SALES OF UNREGISTERED SECURITIES

          During 2002, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

-

On January 24, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $793,244 to the Operating Partnership in exchange for 26,822 Units.

-	On January 28, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 30,000 Units to the Company.
-	On February 14, 2002, the Operating Partnership redeemed 52,969 Units from a partner.
-	On February 21, 2002, the Operating Partnership redeemed 43,895 Units from a partner.
-

On February 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $755,248 to the Operating Partnership in exchange for 24,707 Units.

-	On February 28, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 41,875 Units to the Company.
-

On March 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $665,704 to the Operating Partnership in exchange for 22,388 Units.

-	On March 28, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 4,000 Units to the Company.
-

On April 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,385,301 to the Operating Partnership in exchange for 45,224 Units.

- 56 -
-	On April 29, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,500 Units to the Company.
-

On May 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $891,538 to the Operating Partnership in exchange for 29,574 Units.

-	On May 31, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 66,750 Units to the Company.
-

On June 24, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,150,110 to the Operating Partnership in exchange for 101,483 Units.

-	On June 28, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 94,650 Units to the Company.
-	On July 1, 2002, the Operating Partnership redeemed 6,775 Units from a partner.
-	On July 2, 2002, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 8,000 Units to the Company.
-

On July 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,804,450 to the Operating Partnership in exchange for 96,754 Units.

-	On August 5, 2002, in connection with the Company's incentive compensation plan, the Operating Partnership issued 18,500 Units to the Company.
-

On August 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,197,152 to the Operating Partnership in exchange for 72,613 Units.

-

On September 23, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $980,067 to the Operating Partnership in exchange for 32,806 Units.

-

On October 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,867,420 to the Operating Partnership in exchange for 67,650 Units.

- 57 -
-

On November 22, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $393,238 to the Operating Partnership in exchange for 14,222 Units.

-

On December 23, 2002, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $416,568 to the Operating Partnership in exchange for 15,477 Units.

-	On December 30, 2002, the Operating Partnership redeemed 2,310 Units from a partner.
Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 14.	Controls and Procedures

          The chief executive officer and the chief financial officer of the general partner of the Operating Partnership have evaluated the Operating Partnership's disclosure controls and procedures as of December 31, 2002. Based on that evaluation, these officers have concluded that the Operating Partnership's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2002 and 2001.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2002, 2001, and 2000.
	(iii)	Consolidated Statements of Partners' Capital for Years Ended December 31, 2002, 2001, and 2000.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001, and 2000.
	(v)	Notes to Consolidated Financial Statements.

- 58 -
2.	The following financial statement Schedule as of the period ended December 31, 2002 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

          All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	(a) Exhibits - See the Exhibit Index beginning on page 69 of this Annual Report on Form 10-K.
	(b)	Reports on Form 8-K. None.


Sovran Acquisition Limited Partnership

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2002
		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA		$ 363	$ 1,679	$ 303	$ 363	$ 1,982	$ 2,345	$ 365	6/26/95
Boston-Metro II	MA		680	1,616	208	680	1,824	2,504	338	6/26/95
E. Providence	RI		345	1,268	186	345	1,454	1,799	278	6/26/95
Charleston I	SC		416	1,516	237	416	1,753	2,169	361	6/26/95
Lakeland I	FL		397	1,424	176	397	1,600	1,997	314	6/26/95
Charlotte	NC		308	1,102	329	308	1,431	1,739	243	6/26/95
Tallahassee I	FL		770	2,734	1,444	770	4,178	4,948	681	6/26/95
Youngstown	OH		239	1,110	288	239	1,398	1,637	299	6/26/95
Cleveland-Metro I	OH		179	836	399	179	1,235	1,414	220	6/26/95
Cleveland-Metro II	OH		701	1,659	384	701	2,043	2,744	377	6/26/95
Tallahassee II	FL		205	734	583	205	1,317	1,522	203	6/26/95
Pt. St. Lucie	FL		395	1,501	259	395	1,760	2,155	374	6/26/95
Deltona	FL		483	1,752	364	483	2,116	2,599	402	6/26/95
Middletown	NY		224	808	703	224	1,511	1,735	256	6/26/95
Buffalo I	NY		423	1,531	1,104	498	2,560	3,058	466	6/26/95
Rochester I	NY		395	1,404	164	395	1,568	1,963	291	6/26/95
Salisbury	MD		164	760	238	164	998	1,162	180	6/26/95
New Bedford	MA		367	1,325	292	367	1,617	1,984	338	6/26/95
Fayetteville	NC		853	3,057	246	853	3,303	4,156	618	6/26/95
Allentown	PA		199	921	855	204	1,771	1,975	268	6/26/95
Jacksonville I	FL		152	728	240	152	968	1,120	222	6/26/95
Columbia I	SC		268	1,248	223	268	1,471	1,739	293	6/26/95
Rochester II	NY		230	847	237	235	1,079	1,314	202	6/26/95
Savannah I	GA		463	1,684	1,287	463	2,971	3,434	436	6/26/95
Greensboro	NC		444	1,613	363	444	1,976	2,420	383	6/26/95
Raleigh I	NC		649	2,329	345	649	2,674	3,323	510	6/26/95
- 60 -
New Haven	CT		387	1,402	367	387	1,769	2,156	314	6/26/95
Atlanta-Metro I	GA		844	2,021	346	844	2,367	3,211	447	6/26/95
Atlanta-Metro II	GA		302	1,103	169	303	1,271	1,574	282	6/26/95
Buffalo II	NY		315	745	541	315	1,286	1,601	197	6/26/95
Raleigh II	NC		321	1,150	254	321	1,404	1,725	278	6/26/95
Columbia II	SC		361	1,331	187	375	1,504	1,879	320	6/26/95
Columbia III	SC		189	719	224	189	943	1,132	210	6/26/95
Columbia IV	SC		488	1,188	226	488	1,414	1,902	309	6/26/95
Atlanta-Metro III	GA		430	1,579	196	430	1,775	2,205	383	6/26/95
Orlando I	FL		513	1,930	273	513	2,203	2,716	448	6/26/95
Spartanburg	SC		331	1,209	152	331	1,361	1,692	284	6/26/95
Sharon	PA		194	912	247	194	1,159	1,353	231	6/26/95
Ft. Lauderdale	FL		1,503	3,619	336	1,503	3,955	5,458	778	6/26/95
West Palm I	FL		398	1,035	138	398	1,173	1,571	260	6/26/95
Atlanta-Metro IV	GA		423	1,015	235	425	1,248	1,673	256	6/26/95
Atlanta-Metro V	GA		483	1,166	172	483	1,338	1,821	276	6/26/95
Atlanta-Metro VI	GA		308	1,116	323	308	1,439	1,747	316	6/26/95
Atlanta-Metro VII	GA		170	786	248	175	1,029	1,204	221	6/26/95
Atlanta-Metro VIII	GA		413	999	429	413	1,428	1,841	303	6/26/95
Baltimore I	MD		154	555	209	154	764	918	153	6/26/95
Baltimore II	MD		479	1,742	579	479	2,321	2,800	412	6/26/95
Augusta I	GA		357	1,296	351	357	1,647	2,004	290	6/26/95
Macon I	GA		231	1,081	195	231	1,276	1,507	251	6/26/95
Melbourne I	FL		883	2,104	1,346	883	3,450	4,333	573	6/26/95
Newport News	VA		316	1,471	527	316	1,998	2,314	383	6/26/95
Pensacola I	FL		632	2,962	732	651	3,675	4,326	704	6/26/95
Augusta II	GA		315	1,139	392	315	1,531	1,846	279	6/26/95
Hartford-Metro I	CT		715	1,695	412	715	2,107	2,822	375	6/26/95
Atlanta-Metro IX	GA		304	1,118	456	304	1,574	1,878	294	6/26/95
Alexandria	VA		1,375	3,220	583	1,375	3,803	5,178	694	6/26/95
Pensacola II	FL		244	901	230	244	1,131	1,375	273	6/26/95
Melbourne II	FL		834	2,066	156	834	2,222	3,056	510	6/26/95
Hartford-Metro II	CT		234	861	179	239	1,035	1,274	198	6/26/95
Atlanta-Metro X	GA		256	1,244	190	256	1,434	1,690	303	6/26/95
Norfolk I	VA		313	1,462	538	313	2,000	2,313	347	6/26/95
Norfolk II	VA		278	1,004	207	278	1,211	1,489	277	6/26/95
Birmingham I	AL		307	1,415	260	307	1,675	1,982	316	6/26/95
Birmingham II	AL		730	1,725	366	730	2,091	2,821	394	6/26/95
Montgomery I	AL		863	2,041	327	863	2,368	3,231	448	6/26/95
Jacksonville II	FL		326	1,515	283	326	1,798	2,124	334	6/26/95
Pensacola II	FL		369	1,358	956	369	2,314	2,683	392	6/26/95
Pensacola IV	FL		244	1,128	135	244	1,263	1,507	285	6/26/95
- 61 -
Pensacola V	FL		226	1,046	437	226	1,483	1,709	300	6/26/95
Tampa I	FL		1,088	2,597	627	1,088	3,224	4,312	613	6/26/95
Tampa II	FL		526	1,958	320	526	2,278	2,804	512	6/26/95
Tampa III	FL		672	2,439	314	672	2,753	3,425	557	6/26/95
Jackson I	MS		343	1,580	189	343	1,769	2,112	375	6/26/95
Jackson II	MS		209	964	398	209	1,362	1,571	281	6/26/95
Richmond	VA		443	1,602	513	443	2,115	2,558	399	8/25/95
Orlando II	FL		1,161	2,755	667	1,162	3,421	4,583	622	9/29/95
Birmingham III	AL		424	1,506	429	424	1,935	2,359	426	1/16/96
Macon II	GA		431	1,567	499	431	2,066	2,497	331	12/1/95
Harrisburg I	PA		360	1,641	311	360	1,952	2,312	376	12/29/95
Harrisburg II	PA	(1)	627	2,224	541	648	2,744	3,392	474	12/29/95
Syracuse I	NY		470	1,712	567	472	2,277	2,749	347	12/27/95
Ft. Myers	FL		205	912	137	205	1,049	1,254	263	12/28/95
Ft. Myers II	FL		412	1,703	303	413	2,005	2,418	488	12/28/95
Newport News II	VA		442	1,592	126	442	1,718	2,160	311	1/5/96
Montgomery II	AL		353	1,299	192	353	1,491	1,844	285	1/23/96
Charlestown II	SC		237	858	322	232	1,185	1,417	210	3/1/96
Tampa IV	FL		766	1,800	485	766	2,285	3,051	347	3/28/96
Arlington I	TX		442	1,767	202	442	1,969	2,411	328	3/29/96
Arlington II	TX		408	1,662	357	408	2,019	2,427	406	3/29/96
Ft. Worth	TX		328	1,324	131	328	1,455	1,783	251	3/29/96
San Antonio I	TX		436	1,759	394	436	2,153	2,589	390	3/29/96
San Antonio II	TX		289	1,161	330	289	1,491	1,780	277	3/29/96
Syracuse II	NY		481	1,559	1,099	671	2,468	3,139	340	6/5/96
Montgomery III	AL		279	1,014	181	279	1,195	1,474	238	5/21/96
West Palm II	FL		345	1,262	141	345	1,403	1,748	249	5/29/96
Ft. Myers III	FL		229	884	91	229	975	1,204	178	5/29/96
Pittsburgh	PA		545	1,940	193	545	2,133	2,678	351	6/19/96
Lakeland II	FL		359	1,287	854	359	2,141	2,500	314	6/26/96
Springfield	MA		251	917	1,211	297	2,082	2,379	295	6/28/96
Ft. Myers IV	FL		344	1,254	189	344	1,443	1,787	246	6/28/96
Baltimore III	MD		777	2,770	110	777	2,880	3,657	472	7/26/96
Jacksonville III	FL		568	2,028	687	568	2,715	3,283	422	8/23/96
Jacksonville IV	FL		436	1,635	386	436	2,021	2,457	354	8/26/96
Pittsburgh II	PA		627	2,257	731	631	2,984	3,615	490	8/28/96
Jacksonville V	FL		535	2,033	161	538	2,191	2,729	416	8/30/96
Charlotte II	NC		487	1,754	92	487	1,846	2,333	295	9/16/96
Charlotte III	NC		315	1,131	228	315	1,359	1,674	205	9/16/96
Orlando III	FL		314	1,113	495	314	1,608	1,922	246	10/30/96
Rochester III	NY		704	2,496	221	707	2,714	3,421	397	12/20/96
Youngstown II	OH		600	2,142	152	600	2,294	2,894	345	1/10/97
- 62 -
Akron	OH		413	1,478	116	413	1,594	2,007	237	1/10/97
Cleveland III	OH		751	2,676	504	751	3,180	3,931	471	1/10/97
Cleveland IV	OH		725	2,586	782	725	3,368	4,093	493	1/10/97
Cleveland V	OH	(1)	637	2,918	660	641	3,574	4,215	557	1/10/97
Cleveland VI	OH		495	1,781	385	495	2,166	2,661	332	1/10/97
Cleveland VII	OH		761	2,714	541	761	3,255	4,016	527	1/10/97
Cleveland VIII	OH		418	1,921	689	418	2,610	3,028	427	1/10/97
Cleveland IX	OH		606	2,164	246	606	2,410	3,016	368	1/10/97
Grand Rapids II	MI		219	790	607	219	1,397	1,616	208	1/17/97
Holland	MI		451	1,830	938	451	2,768	3,219	449	1/17/97
San Antonio III	TX	(1)	474	1,686	149	474	1,835	2,309	275	1/30/97
Universal	TX		346	1,236	134	346	1,370	1,716	207	1/30/97
San Antonio IV	TX		432	1,560	881	432	2,441	2,873	297	1/30/97
Houston-Eastex	TX		634	2,565	833	634	3,398	4,032	407	3/26/97
Houston-Nederland	TX		566	2,279	150	566	2,429	2,995	351	3/26/97
Houston-College	TX		293	1,357	185	293	1,542	1,835	225	3/26/97
Lynchburg-Lakeside	VA		335	1,342	409	335	1,751	2,086	273	3/31/97
Lynchburg-Timberlake	VA		328	1,315	570	328	1,885	2,213	279	3/31/97
Lynchburg-Amherst	VA		155	710	181	152	894	1,046	159	3/31/97
Christiansburg	VA		245	1,120	135	245	1,255	1,500	183	3/31/97
Chesapeake	VA		260	1,043	449	260	1,492	1,752	188	3/31/97
Danville	VA		326	1,488	42	326	1,530	1,856	223	3/31/97
Orlando-W 25th St.	FL		289	1,160	316	290	1,475	1,765	199	3/31/97
Delray I-Mini	FL		491	1,756	494	491	2,250	2,741	333	4/11/97
Savannah II	GA		296	1,196	133	296	1,329	1,625	203	5/8/97
Delray II-Safeway	FL		921	3,282	287	921	3,569	4,490	505	5/21/97
Cleveland X-Avon	OH		301	1,214	234	304	1,445	1,749	213	6/4/97
Dallas-Skillman	TX		960	3,847	823	960	4,670	5,630	748	6/30/97
Dallas-Centennial	TX		965	3,864	894	943	4,780	5,723	730	6/30/97
Dallas-Samuell	TX	(1)	570	2,285	416	570	2,701	3,271	447	6/30/97
Dallas-Hargrove	TX		370	1,486	260	370	1,746	2,116	337	6/30/97
Houston-Antione	TX		515	2,074	295	515	2,369	2,884	399	6/30/97
Atlanta-Alpharetta	GA		1,033	3,753	158	1,033	3,911	4,944	613	7/24/97
Atlanta-Marietta	GA	(1)	769	2,788	79	771	2,865	3,636	408	7/24/97
Atlanta-Doraville	GA		735	3,429	85	735	3,514	4,249	496	8/21/97
Greensboro-Hilltop	NC		268	1,097	138	268	1,235	1,503	172	9/25/97
GreensboroStgCch	NC		89	376	921	89	1,297	1,386	115	9/25/97
Baton Rouge-Airline	LA	(1)	396	1,831	271	396	2,102	2,498	308	10/9/97
Baton Rouge-Airline2	LA		282	1,303	125	282	1,428	1,710	232	11/21/97
Harrisburg-Peiffers	PA		635	2,550	114	637	2,662	3,299	343	12/3/97
Chesapeake-Military	VA		542	2,210	155	542	2,365	2,907	306	2/5/98
Chesapeake-Volvo	VA		620	2,532	554	620	3,086	3,706	354	2/5/98
- 63 -
Virginia Beach Shell	VA		540	2,211	131	540	2,342	2,882	307	2/5/98
Virginia Beach Central	VA		864	3,994	487	864	4,481	5,345	553	2/5/98
Norfolk-Naval Base	VA		1,243	5,019	203	1,243	5,222	6,465	654	2/5/98
Tampa-E. Hillsborough	FL		709	3,235	582	709	3,817	4,526	580	2/4/98
Harriman	NY		843	3,394	238	843	3,632	4,475	451	2/4/98
Greenboro-High Point	NC		397	1,834	345	397	2,179	2,576	271	2/10/98
Lynchburg-Timberlake	VA		488	1,746	256	488	2,002	2,490	235	2/18/98
Salem	MA		733	2,941	607	733	3,548	4,281	437	3/3/98
Chattanooga-Lee Hwy.	TN		384	1,371	219	384	1,590	1,974	234	3/27/98
Chattanooga-Hwy. 58	TN		296	1,198	514	296	1,712	2,008	193	3/27/98
Ft. Oglethorpe	GA		349	1,250	154	349	1,404	1,753	172	3/27/98
Birmingham-Walt	AL		544	1,942	420	544	2,362	2,906	356	3/27/98
East Greenwich	RI		702	2,821	495	702	3,316	4,018	369	3/26/98
Durham-Hillborough	NC		775	3,103	423	775	3,526	4,301	408	4/9/98
Durham-Cornwallis	NC		940	3,763	339	940	4,102	5,042	476	4/9/98
Hendersonville	TN		1,050	4,203	167	1,050	4,370	5,420	514	4/9/98
Salem-Policy	NH		742	2,977	58	742	3,035	3,777	360	4/7/98
Warrem-Elm	OH	(1)	522	1,864	142	522	2,006	2,528	269	4/22/98
Warren-Youngstown	OH		512	1,829	105	512	1,934	2,446	223	4/22/98
Waterford-Highland	MI		1,487	5,306	586	1,487	5,892	7,379	685	4/28/98
Indian Harbor	FL		662	2,654	177	662	2,831	3,493	334	6/2/98
Jackson 3 - I55	MS		744	3,021	56	744	3,077	3,821	378	5/13/98
Katy-N. Fry	TX		419	1,524	60	419	1,584	2,003	194	5/20/98
Hollywood-Sheridan	FL		1,208	4,854	150	1,208	5,004	6,212	589	7/1/98
Pompano Beach - Atlantic	FL		944	3,803	158	944	3,961	4,905	462	7/1/98
Pompano Beach - Sample	FL		903	3,643	290	903	3,933	4,836	450	7/1/98
Boca Raton-18th St.	FL		1,503	6,059	434	1,503	6,493	7,996	735	7/1/98
Vero Beach	FL		489	1,813	38	489	1,851	2,340	237	6/12/98
Humble	TX		447	1,790	516	447	2,306	2,753	243	6/16/98
Houston-Old Katy	TX	(1)	659	2,680	46	659	2,726	3,385	314	6/19/98
Webster	TX		635	2,302	35	635	2,337	2,972	278	6/19/98
Carrollton	TX		548	1,988	44	548	2,032	2,580	245	6/19/98
Hollywood-N. 21st.	FL		840	3,373	218	840	3,591	4,431	408	8/3/98
San Marcos	TX		324	1,493	302	324	1,795	2,119	201	6/30/98
Austin-McNeil	TX		492	1,995	115	510	2,092	2,602	247	6/30/98
Austin-FM	TX		484	1,951	105	481	2,059	2,540	244	6/30/98
Jacksonville-Center	NC		327	1,329	61	327	1,390	1,717	162	8/6/98
Jacksonville-Gum Branch	NC		508	1,815	153	508	1,968	2,476	224	8/17/98
Jacksonville-N. Marine	NC		216	782	314	216	1,096	1,312	160	9/24/98
Euless	TX		550	1,998	109	550	2,107	2,657	233	9/29/98
N. Richland Hills	TX		670	2,407	33	670	2,440	3,110	268	10/9/98
Batavia	OH		390	1,570	136	390	1,706	2,096	194	11/19/98
- 64 -
Jackson-N. West	MS		460	1,642	306	460	1,948	2,408	283	12/1/98
Katy-Franz	TX		507	2,058	78	507	2,136	2,643	224	12/15/98
W. Warwick	RI		447	1,776	639	447	2,415	2,862	217	2/2/99
Lafayette-Pinhook 1	LA		556	1,951	736	556	2,687	3,243	346	2/17/99
Lafayette-Pinhook 2	LA		708	2,860	129	708	2,989	3,697	299	2/17/99
Lafayette-Ambassador	LA		314	1,095	440	314	1,535	1,849	219	2/17/99
Lafayette-Evangeline	LA		188	652	564	188	1,216	1,404	166	2/17/99
Lafayette-Guilbeau	LA		963	3,896	106	963	4,002	4,965	399	2/17/99
Gilbert-Elliott Rd.	AZ		651	2,600	601	772	3,080	3,852	258	5/18/99
Glendale-59th Ave.	AZ		565	2,596	114	565	2,710	3,275	253	5/18/99
Mesa-Baseline	AZ		330	1,309	79	330	1,388	1,718	131	5/18/99
Mesa-E. Broadway	AZ		339	1,346	117	339	1,463	1,802	136	5/18/99
Mesa-W. Broadway	AZ		291	1,026	106	291	1,132	1,423	107	5/18/99
Mesa-Greenfield	AZ		354	1,405	103	354	1,508	1,862	140	5/18/99
Phoenix-Camelback	AZ		453	1,610	140	453	1,750	2,203	163	5/18/99
Phoenix-Bell	AZ		872	3,476	262	872	3,738	4,610	385	5/18/99
Phoenix-35th Ave.	AZ		849	3,401	163	849	3,564	4,413	326	5/21/99
Westbrook	ME		410	1,626	315	410	1,941	2,351	172	8/2/99
Cocoa	FL		667	2,373	433	667	2,806	3,473	245	9/29/99
Cedar Hill	TX		335	1,521	123	335	1,644	1,979	148	11/9/99
Monroe	NY		276	1,312	31	276	1,343	1,619	105	2/2/00
N. Andover	MA		633	2,573	72	633	2,645	3,278	195	2/15/00
Seabrook	TX		633	2,617	82	633	2,699	3,332	206	3/1/00
Plantation	FL		384	1,422	78	384	1,500	1,884	108	5/2/00
Birmingham-Bessemer	AL		254	1,059	74	254	1,133	1,387	65	11/15/00
Dracut	MA	(1)	1,035	3,737	25	1,035	3,762	4,797	105	12/1/01
Methuen	MA	(1)	1,024	3,649	38	1,024	3,687	4,711	101	12/1/01
Columbia	SC	(1)	883	3,139	99	883	3,238	4,121	91	12/1/01
Myrtle Beach	SC	(1)	552	1,970	126	552	2,096	2,648	59	12/1/01
Kingsland	GA	(1)	470	1,902	335	470	2,237	2,707	64	12/1/01
Saco	ME	(1)	534	1,914	13	534	1,927	2,461	54	12/3/01
Plymouth	MA		1,004	4,584	39	1,004	4,623	5,627	117	12/19/01
Sandwich	MA	(1)	670	3,060	66	670	3,126	3,796	80	12/19/01
Syracuse	NY	(1)	294	1,203	166	294	1,369	1,663	32	2/5/02
Houston-Westward	TX	(1)	853	3,434	227	855	3,659	4,514	82	2/13/02
Houston-Boone	TX	(1)	250	1,020	22	251	1,041	1,292	26	2/13/02
Houston-Cook	TX	(1)	285	1,160	41	286	1,200	1,486	30	2/13/02
Houston-Harwin	TX	(1)	449	1,816	32	451	1,846	2,297	44	2/13/02
Houston-Hempstead	TX	(1)	545	2,200	38	546	2,237	2,783	53	2/13/02
Houston-Kuykendahl	TX	(1)	517	2,090	35	519	2,123	2,642	51	2/13/02
Houston-Hwy 249	TX	(1)	299	1,216	233	301	1,447	1,748	31	2/13/02
Mesquite-Hwy 80	TX	(1)	463	1,873	22	465	1,893	2,358	45	2/13/02
- 65 -
Mesquite-Franklin	TX	(1)	734	2,956	36	736	2,990	3,726	70	2/13/02
Dallas-Plantation	TX	(1)	394	1,595	41	395	1,635	2,030	40	2/13/02
San Antonio-Hunt	TX	(1)	381	1,545	32	383	1,575	1,958	38	2/13/02
Humble-5250 FM	TX		919	3,696	8	919	3,704	4,623	47	6/19/02
Pasadena	TX		612	2,468	9	612	2,477	3,089	32	6/19/02
League City	TX		689	3,159	3	689	3,162	3,851	40	6/19/02
Montgomery	TX		817	3,286	14	817	3,300	4,117	42	6/19/02
Texas City	TX		817	3,286	10	817	3,296	4,113	42	6/19/02
Houston-Hwy 6	TX		407	1,650	10	407	1,660	2,067	21	6/19/02
Lumberton	TX		817	3,287	38	817	3,325	4,142	42	6/19/02
The Hamptons	NY		2,207	8,866	1	2,207	8,867	11,074	0	12/16/02
The Hamptons	NY		1,131	4,564	1	1,131	4,565	5,696	0	12/16/02
The Hamptons	NY		635	2,918	1	635	2,919	3,554	0	12/16/02
The Hamptons	NY		1,251	5,744	3	1,252	5,746	6,998	0	12/16/02
Corporate Office	NY		0	68	4,459	0	4,527	4,527	887	1/1/95
			$132,314	$497,912	$ 80,615	$132,853	$577,988	$710,841	$ 75,344

(1) These properties are encumbered through one mortgage loan with an outstanding balance of $47.5 million at December 31, 2002.


	December 31, 2002		December 31, 2001		December 31, 2000
Cost:
Balance at beginning of period		$ 611,289		$562,721		$ 556,473
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 81,819 17,934		$ - 30,269 18,527		$ - 11,239 12,228
		99,753		48,796		23,467
Deductions during period: Cost of real estate sold	(201)	(201)	(228)	(228)	(17,219)	(17,219)

Balance at close of period		$710,841		$611,289		$562,721

Accumulated Depreciation:
Balance at beginning of period		$ 59,091		$ 45,253		$ 33,453
Additions during period: Depreciation expense	$ 16,344	16,344	$ 13,918	13,918	$ 13,352	13,352

Deductions during period:
Accumulated depreciation of real estate sold	(91)	(91)	(80)	(80)	(1,552)	(1,552)
Balance at close of period		$ 75,344		$59,091		$ 45,253


Exhibits

Exhibit Index
Exhibit No.	Description

3.1

Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form for Registration of Securities of the Operating Partnership on Form 10.)

3.2*	Amended and Restated Articles of Incorporation of the Company

3.3**	By-laws of the Company

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

3.6**	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 8.375% Series C Convertible Cumulative Redeemable Preferred Stock

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
- 68 -
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

10.18**

Securities Purchase Agreement among Registrant, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors

10.19**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership
10.20**	Registration Rights Agreement
- 69 -
10.21

Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

12.1	Statement Re: Computation of Earnings to Fixed Charges

23	Consent of Independent Auditors

_________________

     *     Incorporated by reference to the exhibits as filed with the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.

     * *  Incorporated by reference to the exhibits as filed in the Company's current report on Form 8-K, filed July 12, 2002.


SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sovran Holdings Inc., as general partner of registrant, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sovran Holdings Inc., as general partner of registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 27, 2003

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Michael A. Elia Michael A. Elia	Director	March 27, 2003

/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 27, 2003

/s/ Charles E. Lannon Charles E. Lannon	Director	March 27, 2003


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert J. Attea, certify that:

1.	I have reviewed this annual report on Form 10-K of Sovran Acquisition LP;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 27, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David L. Rogers, certify that:

1.	I have reviewed this annual report on Form 10-K of Sovran Acquisition LP;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 27, 2003

/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership


Sovran Acquisition Limited Partnership

Exhibit (12.1) Statement	Re: Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2002	2001	2000	1999	1998
Earnings:
Net income available to common unitholders	$22,388	$22,776	$24,564	$26,108	$24,798
Fixed charges	20,805	17,955	21,279	15,944	9,925
Earnings (1)	43,193	40,731	45,843	42,052	34,723

Fixed charges:
Interest expense	14,664	13,940	17,497	13,927	9,601
Preferred stock dividends	5,093	2,955	2,955	1,239	-
Amortization of financing fees	1,048	1,060	827	778	324
Fixed charges (2)	$20,805	$17,955	$21,279	$15,944	$ 9,925

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.08	2.27	2.15	2.64	3.50


Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 28, 2003, with respect to the financial statements and schedule of Sovran Acquisition Limited Partnership included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ Ernst & Young LLP

Buffalo, New York
March 27, 2003


Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Annual Report of Sovran Acquisition LP (the "Operating Partnership") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          March 27, 2003

   / S / Robert J. Attea
Robert J. Attea
Chairman of the Board
Chief Executive Officer of Sovran Holdings,
Inc., the Sole General Partner of the
Operating Partnership

   / S / David L. Rogers
David L. Rogers
Chief Financial Officer of Sovran Holdings,
Inc., the Sole General Partner of the
Operating Partnership