Form 10-Q
period 2003-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2003-05-12
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 0-024071

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	March 31, 2003	December 31, 2002
(dollars in thousands, except unit data)	(unaudited)
Assets
Investment in storage facilities:
Land	$ 133,228	$ 132,853
Building and equipment	580,891	577,988
	714,119	710,841
Less: accumulated depreciation	(79,771)	(75,344)
Investment in storage facilities, net	634,348	635,497
Cash and cash equivalents	6,020	2,063
Accounts receivable	1,418	1,785
Receivable from related parties	98	98
Receivable from joint ventures	2,167	2,023
Investment in joint ventures	3,292	3,386
Prepaid expenses	2,695	2,719
Other assets	4,518	4,766
Total Assets	$ 654,556 ========	$ 652,337 ========
Liabilities
Line of credit	$136,000	$128,000
Term note	75,000	75,000
Accounts payable and accrued liabilities	3,566	4,691
Deferred revenue	3,905	3,468
Fair value of interest rate swap agreements	10,116	10,020
Accrued distributions	7,774	8,124
Capital lease obligations	1,803	1,933
Mortgage payable	47,337	47,519
Total Liabilities	285,501	278,755

Minority interest - consolidated joint venture	16,308	16,531
Limited partners' capital interest (554,865 units in 2003 and 2002) at redemption value	15,803	15,736

Partners' Capital
General partner (219,567 units outstanding in 2003 and 2002)	4,671	4,729
Limited partner (12,733,489 and 12,764,772 units issued and outstanding in 2003 and 2002, respectively)	242,389	246,606
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Preferred partners (2,800,000 Series C Preferred Units, at $25 liquidation preference)	70,000	70,000
Accumulated other comprehensive loss	(10,116)	(10,020)
Total Partners' Capital	336,944	341,315
Total Liabilities and Partners' Capital	$654,556 =======	$652,337 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	January 1, 2003 to March 31, 2003	January 1, 2002 to March 31, 2002
Revenues:
Rental income	$ 26,468	$ 23,783
Other operating income	587	384
Total revenues	27,055	24,167

Expenses:
Property operations and maintenance	6,842	5,628
Real estate taxes	2,638	2,326
General and administrative	2,310	2,024
Depreciation and amortization	4,680	4,096
Total operating expenses	16,470	14,074

Income from operations	10,585	10,093
Other income (expense):
Interest expense	(3,557)	(3,483)
Interest income	104	82
Minority interest - consolidated joint venture	(163)	(276)
Equity in income (losses) of joint ventures	2	(5)
Net Income	6,971	6,411
Preferred unit distributions	(2,204)	(739)
Net income available to common unitholders	$ 4,767 ==========	$ 5,672 ===========

Per common unit:
Earnings per common unit - basic	$ 0.35 ==========	$ 0.43 ===========

Earnings per common unit - diluted	$ 0.35 ==========	$ 0.43 ===========

Common units used in basic earnings per unit calculation	13,525,138	13,049,518
Common units used in diluted earnings per unit calculation	13,621,430	13,281,742

Distribution declared per common unit	$ 0.60 ==========	$ 0.59 ===========

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to March 31, 2003	January 1, 2002 to March 31, 2002
Operating Activities
Net income	$ 6,971	$ 6,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,680	4,096
Equity in (income) losses of joint ventures	(2)	5
Minority interest	163	578
Restricted stock earned	109	160
Changes in assets and liabilities:
Accounts receivable	367	(18)
Prepaid expenses	24	(256)
Accounts payable and other liabilities	(1,458)	342
Deferred revenue	437	233
Net cash provided by operating activities	11,291	11,249

Investing Activities
Additions to storage facilities	(3,283)	(31,359)
Advances to joint ventures	(171)	(441)
Net cash used in investing activities	(3,454)	(31,800)

Financing Activities
Net proceeds from sale of partnership units	2,973	3,925
Proceeds from (paydown of) line of credit	8,000	(12,000)
Proceeds from mortgage financing	-	48,000
Financing costs	-	(296)
Distributions paid	(10,714)	(8,748)
Distributions from unconsolidated joint venture	123	-
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	-	(3,029)
Mortgage and capital lease principal payments	(312)	(9)
Net cash (used in) provided by financing activities	(3,880)	27,843
Net increase in cash	3,957	7,292
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 6,020 ==========	$ 9,175 ==========
Supplemental cash flow information Cash paid for interest	$ 3,557	$ 3,237
Fair value of net liabilities assumed on the acquisition of storage facilities	-	251

Distributions declared but unpaid were $7,774 at March 31, 2003 and $7,379 at March 31, 2002.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2003, the Operating Partnership owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

As of March 31, 2003, the Company was a 95.89% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


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

3.	STOCK-BASED COMPENSATION

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

Three Months Ended March 31,
(dollars in thousands, except per unit data)	2003	2002
Net income available to common unitholders as reported	$ 4,767	$ 5,672
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(44)	(45)
Pro forma net income available to common unitholders	$ 4,723	$ 5,627
Earnings per common unit
Basic - as reported	$ 0.35	$ 0.43
Basic - pro forma	$ 0.35	$ 0.43
Diluted - as reported	$ 0.35	$ 0.43
Diluted - pro forma	$ 0.35	$ 0.42
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three-month period ended March 31, 2003.

(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	-
Improvements and equipment additions	3,291
Dispositions	(13)
Ending balance	$ 714,119

Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	4,433
Dispositions	(6)
Ending balance	$ 79,771
5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at March 31, 2003 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 2.8%. At March 31, 2003, there was $14 million available on the line of credit.

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

Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at March 31, 2003 was a $10.1 million liability.

6.	MORTGAGES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $6.9 million and $7.7 million for the three months ended March 31, 2003 and 2002, respectively.

9.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC.

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.

A summary of the unconsolidated joint ventures' operating statements as for the three-months ended March 31, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 1,494	$ 232
Total expenses	1,510	233
Net loss	$ (16) =======	$ (1) ======

The Operating Partnership does not guarantee the debt of Locke Sovran I, LLC; it does guarantee a $900,000 demand note payable of Iskalo Office Holdings, LLC.

10.	EARNINGS PER UNIT

The Operating Partnership reports earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per unit, the Operating Partnership deducts preferred stock distributions from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per common unit:

(in thousands except per unit data)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Numerator:
Net income available to common unitholders	$ 4,767	$ 5,672

Denominator:
Denominator for basic earnings per unit - weighted average units	13,525	13,049

Effect of Dilutive Securities:
Stock options	96	233

Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,621	13,282

Basic earnings per common unit	$ 0.35	$ 0.43
Diluted earnings per common unit	$ 0.35	$ 0.43

Potential common shares from the Series C Convertible Preferred Stock and related warrants were excluded from the 2003 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership owns and/or manages a portfolio of 264 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance unitholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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


LIQUIDITY AND CAPITAL RESOURCES

 The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $136 million was drawn on March 31, 2003. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

In 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through March 31, 2003, the Company has reacquired 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

The Operating Partnership believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, distributions, and share repurchases for the year 2003. The Operating Partnership expects to replace its maturing unsecured credit facility with a new unsecured credit facility and medium to long-term unsecured term notes. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.


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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH MARCH 31, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH MARCH 31, 2002 (DOLLARS IN THOUSANDS)

The Operating Partnership recorded rental revenues of $26.5 million for the quarter ended March 31, 2003, an increase of $2.7 million or 11.3% when compared to 2002 rental revenues of $23.8 million. Of this increase, $1.1 million resulted from a 4.4% increase in revenues at the 241 core properties considered in same store sales. The remaining $1.6 million increase in rental revenues resulted from the acquisition of 23 stores during 2002. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.5 million or 19.2% in 2003 compared to 2002. Of this, $0.6 million was related to the facilities acquired in 2002. The remaining $0.9 million increase was due to increased insurance, personnel, and snow removal expenses and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.3 million or 14.1%. The increase primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $4.7 million from $4.1 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $10.1 million in 2002 to $10.6 million in 2003 as a result of the aforementioned items.


Interest expense increased from $3.5 million to $3.6 million as a result of the mortgage debt incurred in February 2002 on the consolidated joint venture properties.

The increase in preferred stock distributions and the reduction in net income available to common unitholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

INFLATION

The Operating Partnership does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provides the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

SEASONALITY

The Operating Partnership's revenues typically have been higher in the third and fourth quarters, primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Operating Partnership believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to materially affect distributions to unitholders.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At March 31, 2003, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

Because all but $130 million of the Operating Partnership's outstanding unsecured debt of $211 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Operating Partnership's earnings and funds from operations. Should


the Operating Partnership enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption " Quantitative and Qualitative Disclosures About Market Risk " in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.	controls and procedures

As of March 31, 2003, an evaluation was performed under the supervision and with participation of the Operating Partnership's management, including the CEO and CFO, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on that evaluation, the Operating Partnership's management, including the CEO and CFO, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2003	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert J. Attea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition Limited Partnership;
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

Date:          May 12, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David L. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition Limited Partnership;
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

Date:          May 12, 2003

/ S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership


Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Acquisition Limited Partnership (the "Operating Partnership") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          May 12, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership