Form 10-Q
period 2003-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2003-08-11
CIK 1060224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
(dollars in thousands, except unit data)	June 30, 2003 (unaudited)	December 31, 2002
Assets
Investment in storage facilities:
Land	$ 133,229	$ 132,853
Building and equipment	586,399	577,988
	719,628	710,841
Less: accumulated depreciation	(84,184)	(75,344)
Investment in storage facilities, net	635,444	635,497
Cash and cash equivalents	7,154	2,063
Accounts receivable	1,489	1,785
Receivable from related parties	99	98
Receivable from joint ventures	2,032	2,023
Investment in joint ventures	3,227	3,386
Prepaid expenses	2,893	2,719
Other assets	5,799	4,766
Total Assets	$ 658,137 ========	$ 652,337 ========
Liabilities
Line of credit	$131,000	$128,000
Term note	75,000	75,000
Accounts payable and accrued liabilities	6,601	4,691
Deferred revenue	3,790	3,468
Fair value of interest rate swap agreements	11,323	10,020
Accrued distributions	8,281	8,124
Capital lease obligations	3,202	1,933
Mortgage payable	47,170	47,519
Total Liabilities	286,367	278,755

Minority interest - consolidated joint venture	16,073	16,531
Limited partners' capital interest (554,865 units in 2003 and 2002) at redemption value	17,478	15,736

Partners' Capital
General partner (219,567 units outstanding in 2003 and 2002)	4,599	4,729
Limited partner (12,990,055 and 12,764,772 units issued and outstanding in 2003 and 2002, respectively)	244,943	246,606
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Preferred partners (2,800,000 Series C Preferred Units, at $25 liquidation preference)	70,000	70,000
Accumulated other comprehensive loss	(11,323)	(10,020)
Total Partners' Capital	338,219	341,315
Total Liabilities and Partners' Capital	$658,137 =======	$652,337 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	April 1, 2003 to June 30, 2003	April 1, 2002 to June 30, 2002
Revenues:
Rental income	$ 27,224	$ 24,699
Other operating income	697	478
Total revenues	27,921	25,177

Expenses:
Property operations and maintenance	6,914	5,592
Real estate taxes	2,518	2,376
General and administrative	2,356	1,974
Depreciation and amortization	4,671	4,202
Total operating expenses	16,459	14,144

Income from operations	11,462	11,033
Other income (expense):
Interest expense	(3,562)	(3,895)
Interest income	104	94
Minority interest - consolidated joint venture	(152)	(225)
Equity in income (losses) of joint ventures	31	(51)
Net Income	7,883	6,956
Preferred unit distributions	(2,204)	(739)
Net income available to common unitholders	$ 5,679 =========	$ 6,217 =========

Per common unit:
Earnings per common unit - basic	$ 0.42 =========	$ 0.47 =========

Earnings per common unit - diluted	$ 0.41 =========	$ 0.46 =========

Common units used in basic earnings per unit calculation	13,615,077	13,167,768
Common units used in diluted earnings per unit calculation	13,739,138	13,371,152

Distribution declared per common unit	$ 0.60 =========	$ 0.59 =========

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2003 to June 30, 2003	January 1, 2002 to June 30, 2002
Revenues:
Rental income	$ 53,691	$ 48,482
Other operating income	1,283	862
Total revenues	54,974	49,344

Expenses:
Property operations and maintenance	13,754	11,220
Real estate taxes	5,157	4,702
General and administrative	4,666	3,998
Depreciation and amortization	9,351	8,298
Total operating expenses	32,928	28,218

Income from operations	22,046	21,126
Other income (expense):
Interest expense	(7,118)	(7,378)
Interest income	207	176
Minority interest - consolidated joint venture	(315)	(501)
Equity in income (losses) of joint ventures	33	(56)
Net Income	14,853	13,367
Preferred unit distributions	(4,409)	(1,478)
Net income available to common unitholders	$ 10,444 ==========	$ 11,889 ==========

Per common unit:
Earnings per common unit - basic	$ 0.77 ==========	$ 0.90 ==========

Earnings per common unit - diluted	$ 0.76 ==========	$ 0.89 ==========

Common units used in basic earnings per unit calculation	13,570,108	13,108,643
Common units used in diluted earnings per unit calculation	13,680,284	13,326,447

Distribution declared per common unit	$ 1.20 =========	$ 1.18 ==========

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to June 30, 2003	January 1, 2002 to June 30, 2002
Operating Activities
Net income	$ 14,853	$ 13,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,351	8,298
Equity in (income) losses of joint ventures	(33)	56
Minority interest	315	501
Restricted stock earned	218	169
Changes in assets and liabilities:
Accounts receivable	296	(80)
Prepaid expenses	(174)	(152)
Accounts payable and other liabilities	1,910	2,582
Deferred revenue	322	194
Net cash provided by operating activities	27,058	24,935

Investing Activities
Additions to storage facilities	(7,273)	(60,633)
Advances to joint ventures	(9)	(669)
(Advances to) receipts from related parties	(1)	25
Other assets	(1,529)	-
Net cash used in investing activities	(8,812)	(61,277)

Financing Activities
Net proceeds from sale of partnership units	9,625	12,942
Proceeds from line of credit	3,000	1,000
Proceeds from mortgage financing	-	48,000
Financing costs	-	(454)
Distributions paid	(21,413)	(17,549)
Distributions from unconsolidated joint venture	192	-
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	-	(3,029)
Mortgage and capital lease principal payments	(609)	(173)
Net cash (used in) provided by financing activities	(13,155)	40,737
Net increase in cash	5,091	4,395
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 7,154 =========	$ 6,278 =========
Supplemental cash flow information Cash paid for interest	$ 7,178	$ 7,236
Fair value of net liabilities assumed on the acquisition of storage facilities	-	440

Distributions declared but unpaid were $8,281 at June 30, 2003 and $7,912 at June 30, 2002.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2003, the Operating Partnership owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

As of June 30, 2003, the Company was a 95.97% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

(dollars in thousands, except per unit data)	Six Months Ended June 30, 2003 2002
Net income available to common unitholders as reported	$10,444	$ 11,889
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(88)	(90)
Pro forma net income available to common unitholders	$10,356	$11,799
Earnings per common unit
Basic - as reported	$ 0.77	$ 0.90
Basic - pro forma	$ 0.76	$ 0.90
Diluted - as reported	$ 0.76	$ 0.89
Diluted - pro forma	$ 0.76	$ 0.89
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six-month period ended June 30, 2003.

(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	-
Improvements and equipment additions	8,828
Dispositions	(41)
Ending balance	$ 719,628

Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	8,856
Dispositions	(16)
Ending balance	$ 84,184
5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Operating Partnership's option to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at June 30, 2003 on the Operating Partnership's credit facility before the effect of interest rate swaps was approximately 2.8%. At June 30, 2003, there was $19 million available on the line of credit.

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

Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at June 30, 2003 was a $11.3 million liability.

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $13.6 million and $10.1 million for the six months ended June 30, 2003 and 2002, respectively.

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

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.

A summary of the unconsolidated joint ventures' operating statements as for the six-months ended June 30, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 3,052	$ 467
Total expenses	3,040	451
Net income	$ 12 =======	$ 16 ======

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

(in thousands except per unit data)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Numerator:
Net income available to common unitholders	$ 10,444	$ 11,889

Denominator:
Denominator for basic earnings per unit - weighted average units	13,570	13,109

Effect of Dilutive Securities:
Stock options	110	217

Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,680	13,326

Basic earnings per common unit	$ 0.77	$ 0.90
Diluted earnings per common unit	$ 0.76	$ 0.89

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


LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's unsecured credit facility provides availability up to $150 million, of which $131 million was drawn on June 30, 2003. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

In 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through June 30, 2003, the Company has reacquired 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH JUNE 30, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2002 (DOLLARS IN THOUSANDS)

The Operating Partnership recorded rental revenues of $53.7 million for the six months ended June 30, 2003, an increase of $5.2 million or 10.7% when compared to 2002 rental revenues of $48.5 million. Of this increase, $2.0 million resulted from a 4.1% increase in revenues at the 241 core properties considered in same store sales. The remaining $3.2 million increase in rental revenues resulted from the acquisition of 23 stores during 2002. Other income increased $0.4 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $3.0 million or 18.8% in 2003 compared to 2002. Of this, $1.3 million was related to the facilities acquired in 2002. The remaining $1.7 million increase was due to increased insurance, personnel, truck, and snow removal expenses and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.7 million or 16.7%. The increase primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $9.4 million from $8.3 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $21.1 million in 2002 to $22.0 million in 2003 as a result of the aforementioned items.


Interest expense decreased from $7.4 million to $7.1 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock.

The increase in preferred stock dividends and the reduction in net income available to common unitholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002 (DOLLARS IN THOUSANDS)

The Operating Partnership recorded rental revenues of $27.2 million for the quarter ended June 30, 2003, an increase of $2.5 million or 10.2% when compared to 2002 rental revenues of $24.7 million. Of this increase, $0.9 million resulted from a 3.4% increase in revenues at the 253 core properties considered in same store sales for the quarter. The remaining $1.6 million increase in rental revenues resulted from the acquisition of 11 stores during 2002. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.5 million or 18.4% in 2003 compared to 2002. Of this, $0.7 million was related to the facilities acquired in 2002. The remaining $0.8 million increase was due to increased insurance, personnel, and truck expenses at the 253 core properties considered same stores.

General and administrative expenses increased $0.4 million or 19.4%. The increase primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $4.7 million from $4.2 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $11.0 million in 2002 to $11.5 million in 2003 as a result of the aforementioned items.

Interest expense decreased from $3.9 million to $3.6 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At June 30, 2003, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured credit facility in place through November 2003 enabling the Operating Partnership to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Operating Partnership's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Operating Partnership's debt through the interest rate swap termination dates.

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

The information required is incorporated by reference to the information appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.	controls and procedures

As of June 30, 2003, an evaluation was performed under the supervision and with participation of the Operating Partnership's management, including the CEO and CFO, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on that evaluation, the Operating Partnership's management, including the CEO and CFO, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-15-

32	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2003	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

Exhibit 31.1

            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            I, Robert J. Attea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition L.P., Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2003
/S/ Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership

Exhibit 31.2

            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            I, David L. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Acquisition, L.P..;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     August 11, 2003

/S/ David L. Rogers David L. Rogers Secretary, Chief Financial Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Acquisition Limited Partnership (the "Operating Partnership") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          August 11, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership