Form 10-Q
period 2003-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2003-11-12
CIK 1060224


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
(dollars in thousands, except unit data)	September 30, 2003 (unaudited)	December 31, 2002
Assets
Investment in storage facilities:
Land	$ 134,256	$ 132,853
Building and equipment	594,859	577,988
	729,115	710,841
Less: accumulated depreciation	(88,767)	(75,344)
Investment in storage facilities, net	640,348	635,497
Cash and cash equivalents	13,770	2,063
Accounts receivable	1,549	1,785
Receivable from related parties	95	98
Receivable from joint ventures	2,110	2,023
Investment in joint ventures	3,196	3,386
Prepaid expenses	3,534	2,719
Other assets	7,803	4,766
Total Assets	$ 672,405 ========	$ 652,337 ========
Liabilities
Line of credit	$ 9,000	$128,000
Term note	200,000	75,000
Accounts payable and accrued liabilities	8,880	4,691
Deferred revenue	3,509	3,468
Fair value of interest rate swap agreements	9,365	10,020
Accrued distributions	8,565	8,124
Capital lease obligations	3,072	1,933
Mortgage payable	47,001	47,519
Total Liabilities	289,392	278,755

Minority interest - consolidated joint venture	15,880	16,531
Limited partners' capital interest (544,865 units in 2003 and 554,865 units in 2002) at redemption value	18,062	15,736

Partners' Capital
General partner (219,567 units outstanding in 2003 and 2002)	4,529	4,729
Limited partner (13,447,206 and 12,764,772 units issued and outstanding in 2003 and 2002, respectively)	253,907	246,606
Preferred partners (1,200,000 Series B Preferred Units, at $25 liquidation preference)	30,000	30,000
Preferred partners (2,800,000 Series C Preferred Units, at $25 liquidation preference)	70,000	70,000
Accumulated other comprehensive loss	(9,365)	(10,020)
Total Partners' Capital	349,071	341,315
Total Liabilities and Partners' Capital	$672,405 =======	$652,337 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except unit data)	July 1, 2003 to September 30, 2003	July 1, 2002 to September 30, 2002
Revenues:
Rental income	$ 28,373	$ 25,679
Other operating income	817	652
Total revenues	29,190	26,331

Expenses:
Property operations and maintenance	7,600	6,319
Real estate taxes	2,546	2,271
General and administrative	2,509	2,278
Depreciation and amortization	4,819	4,403
Total operating expenses	17,474	15,271

Income from operations	11,716	11,060
Other income (expense):
Interest expense	(3,707)	(3,826)
Interest income	104	82
Write-off of unamortized financing fees	(713)	-
Minority interest - consolidated joint venture	(165)	(208)
Equity in income of joint ventures	64	9
Net Income	7,299	7,117
Preferred unit distributions	(2,204)	(1,788)
Net income available to common unitholders	$ 5,095 =========	$ 5,329 =========

Per common unit:
Earnings per common unit - basic	$ 0.36 =========	$ 0.39 =========

Earnings per common unit - diluted	$ 0.36 =========	$ 0.39 =========

Common units used in basic earnings per unit calculation	13,973,681	13,517,725
Common units used in diluted earnings per unit calculation	14,098,984	13,680,010

Distribution declared per common unit	$ 0.6025 =========	$ 0.6000 =========

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2003 to September 30, 2003	January 1, 2002 to September 30, 2002
Revenues:
Rental income	$ 82,064	$ 74,161
Other operating income	2,100	1,690
Total revenues	84,164	75,851

Expenses:
Property operations and maintenance	21,354	17,539
Real estate taxes	7,703	6,973
General and administrative	7,175	6,276
Depreciation and amortization	14,170	12,701
Total operating expenses	50,402	43,489

Income from operations	33,762	32,362
Other income (expense):
Interest expense	(10,825)	(11,380)
Interest income	311	258
Write-off of unamortized financing fees	(713)	-
Minority interest - consolidated joint venture	(480)	(709)
Equity in income (losses) of joint ventures	97	(47)
Net Income	22,152	20,484
Preferred unit distributions	(6,613)	(3,266)
Net income available to common unitholders	$ 15,539 ==========	$ 17,218 ==========

Per common unit:
Earnings per common unit - basic	$ 1.13 ==========	$ 1.30 ==========

Earnings per common unit - diluted	$ 1.12 ==========	$ 1.28 ==========

Common units used in basic earnings per unit calculation	13,704,632	13,245,004
Common units used in diluted earnings per unit calculation	13,819,851	13,444,301

Distribution declared per common unit	$ 1.8025 =========	$ 1.7800 ==========

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to September 30, 2003	January 1, 2002 to September 30, 2002
Operating Activities
Net income	$ 22,152	$ 20,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,170	12,701
Write-off of unamortized financing fees	713	-
Equity in (income) losses of joint ventures	(97)	47
Minority interest	480	709
Restricted stock earned	326	254
Changes in assets and liabilities:
Accounts receivable	236	(236)
Prepaid expenses	(813)	(922)
Accounts payable and other liabilities	3,783	2,977
Deferred revenue	14	2
Net cash provided by operating activities	40,964	36,016

Investing Activities
Additions to storage facilities	(16,029)	(64,394)
Advances to joint ventures	(87)	(911)
Receipts from related parties	3	27
Other assets	(1,529)	-
Net cash used in investing activities	(17,642)	(65,278)

Financing Activities
Net proceeds from sale of partnership units	23,137	19,487
Proceeds from sale of preferred stock	-	38,143
Paydown of line of credit and term notes	(203,000)	(38,000)
Proceeds from line of credit and term notes	209,000	-
Proceeds from mortgage financing	-	48,000
Financing costs	(3,616)	(460)
Distributions paid	(32,250)	(27,406)
Distributions from unconsolidated joint venture	287	-
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	(315)	(3,249)
Mortgage and capital lease principal payments	(908)	(2,442)
Net cash (used in) provided by financing activities	(11,615)	34,073
Net increase in cash	11,707	4,811
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 13,770 =========	$ 6,694 =========
Supplemental cash flow information Cash paid for interest	$ 10,484	$ 10,996
Fair value of net liabilities assumed on the acquisition of storage facilities	68	440

Distributions declared but unpaid were $8,565 at September 30, 2003 and $8,167 at September 30, 2002.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2003, the Operating Partnership owned and/or managed 265 self-storage properties under the "Uncle Bob's Self Storage" Registered trade name in 21 states.

As of September 30, 2003, the Company was a 96.17% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


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

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Operating Partnership has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Operating Partnership does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock on that date. The following illustrates the pro forma effect on net income and earnings per unit if the Operating Partnership had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per unit information):

(dollars in thousands, except per unit data)	Nine Months Ended September 30, 2003 2002
Net income available to common unitholders as reported	$15,539	$ 17,218
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(132)	(135)
Pro forma net income available to common unitholders	$15,407	$17,083
Earnings per common unit
Basic - as reported	$ 1.13	$ 1.30
Basic - pro forma	$ 1.12	$ 1.29
Diluted - as reported	$ 1.12	$ 1.28
Diluted - pro forma	$ 1.11	$ 1.27
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine-month period ended September 30, 2003.


(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	5,207
Improvements and equipment additions	13,146
Dispositions	(79)
Ending balance	$ 729,115
Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	13,450
Dispositions	(27)
Ending balance	$ 88,767

5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Operating Partnership had a $150 million revolving line of credit at LIBOR plus 1.375% and a $75 million term loan due November 2003 at LIBOR plus 1.75%. The facility was scheduled to mature November 2003; the facility was paid off on September 4, 2003 with the proceeds of the new debt agreements described below.

On September 4, 2003, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The new agreement provides for a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. At September 30, 2003, there was $66 million available on the revolving line of credit excluding the amount available on the expansion feature.

The Operating Partnership recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements.

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


Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at September 30, 2003 was a $9.4 million liability.

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $22.8 million and $10.4 million for the nine months ended September 30, 2003 and 2002, respectively.

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

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at September 30, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Operating Partnership to the joint venture.

A summary of the unconsolidated joint ventures' operating statements as for the nine-months ended September 30, 2003 is as follows:


(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 4,652	$ 725
Total expenses	4,580	653
Net income	$ 72 =======	$ 72 ======

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

(in thousands except per unit data)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Numerator:
Net income available to common unitholders	$ 15,539	$ 17,218

Denominator:
Denominator for basic earnings per unit - weighted average units	13,705	13,245

Effect of Dilutive Securities:
Stock options	115	199
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	13,820	13,444

Basic earnings per common unit	$ 1.13	$ 1.30
Diluted earnings per common unit	$ 1.12	$ 1.28

Potential common shares from the Series C Convertible Preferred Stock and related warrants were excluded from the diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Operating Partnership should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Operating Partnership owns and/or manages a portfolio of 265 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Operating Partnership's investment objective is to increase cash flow and enhance unitholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21F of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to form joint ventures and sell existing properties to those joint ventures and others; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully implement its truck leasing program and Dri-Guard product roll-out; the Operating Partnership's reliance on its call center; the Operating Partnership's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes that may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership had a $150 million revolving line of credit at LIBOR plus 1.375% and a $75 million term loan due November 2003 at LIBOR plus 1.75%. The facility was scheduled to mature November 2003; the facility was paid off on September 4, 2003 with the proceeds of the new debt agreements described below.


On September 4, 2003, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The Operating Partnership's new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $9 million was drawn on September 30, 2003. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. The Operating Partnership also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%.

In addition to the line of credit and term note mentioned above, the Operating Partnership also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at a fixed rate of 7.19%.

During 2002 and 2003, the Operating Partnership entered into lease agreements, which qualify as capital leases, for trucks to be used at its storage facilities.

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

From January 1, 2003 through September 30, 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2003, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.


The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2003. Future growth is expected to be funded through with the availability under the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

The Operating Partnership's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the nine months ended September 30, 2003, the Operating Partnership purchased one property in Dallas, Texas for $5.2 million.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH SEPTEMBER 30, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2002

The Operating Partnership recorded rental revenues of $82.1 million for the nine months ended September 30, 2003, an increase of $7.9 million or 10.7% when compared to 2002 rental revenues of $74.2 million. Of this increase, $3.7 million resulted from a 5.0% increase in revenues at the 241 core properties considered in same store sales. The remaining $4.2 million increase in rental revenues resulted from the acquisition of 23 stores during 2002 and the one store purchased in 2003. Other income increased $0.4 million due to additional revenue generated by truck rentals.


Property operating and real estate tax expense increased $4.5 million or 18.5% in 2003 compared to 2002. Of this, $1.2 million was related to the facilities acquired in 2002 and 2003. The remaining $3.3 million increase was due to increased insurance, personnel, truck expenses, and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.9 million or 14.3%. The increase primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002 and 2003.

Depreciation and amortization expense increased to $14.2 million from $12.7 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and 2003.

Income from operations increased from $32.4 million in 2002 to $33.8 million in 2003 as a result of the aforementioned items.

Interest expense decreased from $11.4 million to $10.8 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock offset by higher interest costs relating to the refinanced debt.

The Operating Partnership recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs of the credit facilities that were refinanced.

The increase in preferred stock dividends and the reduction in net income available to common shareholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

The Operating Partnership recorded rental revenues of $28.4 million for the quarter ended September 30, 2003, an increase of $2.7 million or 10.5% when compared to 2002 rental revenues of $25.7 million. Of this increase, $1.9 million resulted from a 7.4% increase in rental revenues at the 253 core properties considered in same store sales for the quarter. The remaining $0.8 million increase in rental revenues resulted from the acquisition of 11 stores during 2002 and the one store purchased in 2003. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.6 million or 18.1% in 2003 compared to 2002. Of this, $0.2 million was related to the facilities acquired in 2002 and 2003. The


remaining $1.4 million increase was due to increased insurance, personnel, and truck expenses at the 253 core properties considered same stores.

General and administrative expenses increased $0.2 million or 10.1%. The increase primarily resulted from increased cost in the Operating Partnership's call center and the increased costs associated with operating the properties acquired in 2002 and 2003.

Depreciation and amortization expense increased to $4.8 million from $4.4 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and 2003.

Income from operations increased from $11.1 million in 2002 to $11.7 million in 2003 as a result of the aforementioned items.

Interest expense decreased $0.1 million to $3.7 million as a result of the paying down of short term debt with proceeds from the 2002 issuance of Series C Preferred Stock offset by higher interest costs relating to the refinanced debt in 2003.

The Operating Partnership recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs of the credit arrangements that were replaced by the new credit arrangements entered into by the Operating Partnership in September 2003.

The increase in preferred stock dividends and the reduction in net income available to common shareholders resulted from the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

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


provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to materially affect distributions to unitholders.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Operating Partnership manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At September 30, 2003, the Operating Partnership has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Operating Partnership has an unsecured revolving line of credit in place through September 2006 and unsecured term notes through September 2008 and September 2013 enabling the Operating Partnership to borrow funds at variable interest rates equal to LIBOR plus 1.375% and 1.50%. Accordingly, as a result of the above described interest rate swap agreements, the Operating Partnership has fixed its interest rate through November 2005 on $9 million at 6.735%, on another $40 million at 6.86% through November 2005, on another $50 million at 5.985% through September 2006, and on $30 million at 6.305% through September 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.	controls and procedures

As of September 30, 2003, an evaluation was performed under the supervision and with participation of the Operating Partnership's management, including the CEO and CFO, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on that evaluation, the Operating Partnership's management, including the CEO and CFO, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.


ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
10.23

Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.24

Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

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
None - 17 -


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2003	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: November 11, 2003
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:     November 11, 2003

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

Dated:          November 11, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the sole General Partner of the Operating Partnership

BFLO Doc. # 1289349.9