Form 10-K
period 2004-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2005-03-15
CIK 1060224


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number: 0-24071

SOVRAN ACQUISITION LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation or organization)	16-1481551 (I.R.S. Employer Identification No.)
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [  X  ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S--K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b--2 of the exchange Act). Yes  [  X  ]     No  [   ]

          As of March 1, 2005, 16,555,390 Units of Limited Partnership Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2005 (Part III).

Exhibit Index is on Pages 50-52


Part I

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully extend its truck move-in program for new customers and Dri-guard product roll-out; the Operating Partnership's reliance on its call center; the Operating Partnership's cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Item 1.	Business

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is the fifth largest operator of self-storage properties in the United States. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership.

          At December 31, 2004, the Company is a 97.0% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


          At March 1, 2005, the Operating Partnership owned and/or managed 272 Properties consisting of approximately 16.5 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership. The Operating Partnership is the fifth largest operator of self-storage properties in the United States based on facilities owned and/or managed. The Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          The Operating Partnership's principal executive offices are located at 6467 Main Street, Buffalo, New York 14221, our telephone number is (716) 633-1850 and the Operating Partnership's web site is www.sovranss.com.

          We seek to enhance unitholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: increasing rents, increasing occupancy levels, controlling costs, maximizing collections and strategically expanding and improving the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of our expertise.

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

          According to published data, of the approximately 39,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

Property Management

         We believe that we have developed substantial expertise in managing self-storage facilities. Key elements of our management system include the following:

Personnel:

          Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with our customized management information system. In addition to frequent contact with Regional Team Leaders and other Operating Partnership personnel, property managers receive periodic newsletters via our intranet regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other property managers.

Marketing and Sales:

          Responding to the increased customer demand for services, we have implemented several programs expected to increase occupancy and profitability. These programs include:
-	A Customer Care Center (call center) that services new and existing customers' inquiries and facilitates the capture of sales leads that were previously lost;

-	Internet marketing, which provides customers information about all of our stores via numerous portals and e-mail;
-

A rate management system, which matches product availability with market demand for each type of storage unit at each store, and determines appropriate pricing. The Operating Partnership credits this program in achieving higher yields and controlling discounting;

-

Dri-guard, providing humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

-	Uncle Bob's trucks, which provide customers with convenient, affordable access to vehicles to help move-in their goods, while serving as moving billboards to help advertise our storage facilities.

Ancillary Income:

          Our stores are essentially retail operations and we have in excess of 115,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also offer renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by the Operating Partnership.

Information Systems:

          Our customized computer system performs billing, collections and reservation functions for each Property, it also tracks information used in developing marketing plans based on occupancy levels and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.

Property maintenance:

          All of our properties are subject to regular and routine maintenance procedures, which are designed to maintain the structure and appearance of our buildings and grounds. A staff headquartered in our principal office is responsible for the upkeep of the properties, and all maintenance service is contracted through local providers, such as lawn service, snowplowing, pest control, gate maintenance, HVAC repairs, paving, painting, roofing, etc. A codified set of specifications has been designed and is applied to all work performed on our Uncle Bob's stores. As with many other aspects of the Operating Partnership, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel and overhead absorption.

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

Insurance

          Each of the Properties is covered by fire and property insurance (including comprehensive liability) and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring free title to the Operating Partnership-owned Properties in an aggregate amount that we believe to be adequate.


Federal Income Tax

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

          Several of our competitors, including Public Storage, Shurgard, U-Haul, and Storage USA, Inc., are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

          While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with the Company''s qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire self-storage properties via a joint-venture partnership or similar entity. We may or may not have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.

          Subject to the percentage of ownership limitations and gross income tests necessary for the Company''s REIT qualification, we also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Disposition Policy

          We periodically review the assets comprising our portfolio. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of our portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.

          During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million, resulting in a net gain of $1.1 million. In 2000 and 2001, we "spun-off" non-core, slow-growth properties, into joint ventures. In cases where we have a less than 50% controlling interest in a joint venture and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item  8), the Properties of that joint venture are removed from our balance sheet and an investment in the joint venture is recorded. We record only our percentage share of the operating results of unconsolidated joint ventures. These ventures may allow us to (i) increase incremental revenues through management fees, (ii) provide returns on our equity in the joint venture, and (iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, we sold seven facilities for approximately $20 million to an unconsolidated joint venture in which we retained a 45% interest. All eleven properties in the unconsolidated joint venture are managed by us under an agreement. In cases where we are deemed to have a greater than 50% controlling interest and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item  8), the joint venture is consolidated with our financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by us.


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

Borrowing Policy

          Our Board of Directors currently limit the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Stock plus our debt (Market Capitalization). We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

          On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004 we increased our line of credit capacity from $75 million to $100 million, and provided for an additional $100 million of available borrowing capacity if the line of credit is expanded in accordance with its terms. We also negotiated interest rate reductions on our $100 million five year note from LIBOR plus 1.50% to LIBOR plus 1.2%, and on the line of credit from LIBOR plus 1.375% to LIBOR plus 0.9%. Both the $100 million five year term note and the line of credit were extended by one year; the $100 million note now matures in September, 2009, and the line of credit expires in September 2007, with our option to extend to 2008.

          To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the revolving line of credit, preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company''s distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole. For additional information regarding borrowings, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements filed herewith.

Employees

          We currently employ a total of 822 employees, including 272 Property Managers, 17 Regional Team Leaders, and 429 assistant managers and part-time employees. At our headquarters, in addition to our three executive officers, we employ 101 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

          We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at


http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our code of ethics is available free of charge on our website at http://www.sovranss.com.

          Also, copies of the Company''s annual report will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Buffalo, NY 14221.
Item 1A.	Risk Factors

          You should carefully consider the risks described below, together with all of the other information included in or incorporated by reference into our Form 10-K, as part of your evaluation of the Operating Partnership. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

Our Acquisitions May Not Perform as Anticipated

          We have completed many acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. Our strategy is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations and that our judgments with respect to the prices paid for acquired properties and the costs of any improvements required to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.

We May Incur Problems With Our Real Estate Financing

          Unsecured Credit Facility. We have a line of credit with a syndicate of financial institutions, which are our "lenders." This unsecured credit facility is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our shareholders, except for distributions required by the real estate investment trust provisions of the Internal Revenue Code of 1986, which we refer to as the "Code" and in other limited circumstances. If there is an event of default, our lenders may seek to exercise their rights under the unsecured credit facility, which could have a material adverse effect on us and our ability to make expected distributions to unitholders.

          Rising Interest Rates. Indebtedness that we incur under the unsecured credit facility bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our unitholders. We manage our exposure to rising interest rates using interest rate swaps and other available mechanisms. If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to use those arrangements.

          Refinancing May Not Be Available. It may be necessary for us to refinance our unsecured credit facility through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our properties upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to unitholders.


Our Debt Levels May Increase

          Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of the Company''s issued and outstanding common stock and preferred stock plus the amount of our debt including the debt proposed to be incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, the Company''s Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of our unitholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our bank credit arrangements and in our securities purchase agreement with holders of our Series C preferred stock.

We are Subject to The Risks Posed by Fluctuating Demand and Significant Competition in the Self-Storage Industry

          Our properties are subject to all operating risks common to the self-storage industry. These risks include but are not limited to the following:
-	Decreases in demand for rental spaces in a particular locale;
-	Changes in supply of or demand for similar or competing facilities in an area;
-	Changes in market rental rates; and
-	Inability to collect rents from customers.

          Our current strategy is to acquire interests only in self-storage facilities. Consequently, we are subject to risks inherent in investments in a single industry. Our Properties compete with other self-storage facilities in their geographic markets. As a result of competition, the Properties could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause us to experience a decrease in occupancy levels, limit our ability to increase rents and compel us to offer discounted rents.

Our Real Estate Investments are Illiquid and are Subject to Uninsurable Risks and Government Regulations

          General Risks. Our investments are subject to varying degrees of risk generally related to the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our unitholders are dependent upon our ability to operate the properties in a manner sufficient to maintain or increase cash available for distribution. Income from our properties may be adversely affected by the following factors:
-	Changes in national economic conditions;
-	Changes in general or local economic conditions and neighborhood characteristics;
-	Competition from other self-storage facilities;
-	Changes in interest rates and in the availability, cost and terms of mortgage funds;

-	The impact of present or future environmental legislation and compliance with environmental laws;
-	The ongoing need for capital improvements, particularly in older facilities;
-	Changes in real estate tax rates and other operating expenses;
-	Adverse changes in governmental rules and fiscal policies;
-	Uninsured losses resulting from casualties associated with severe weather conditions, civil unrest, acts of God, including natural disasters, and acts of war;
-	Adverse changes in zoning laws; and
-	Other factors that are beyond our control.

          Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. In addition, provisions of the Code may limit our ability to profit on the sale of properties held for fewer than four years. We may be unable to dispose of a property when we find disposition advantageous or necessary and the sale price of any disposition may not equal or exceed the amount of our investment.

          Uninsured and Underinsured Losses Could Reduce the Value of our Properties. Some losses, generally of a catastrophic nature, that we potentially face with respect to our properties may be uninsurable or not insurable at an acceptable cost. For example, in 2004, our income was adversely affected by uninsured losses resulting from four hurricanes that hit the Eastern United States. Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to a particular property.

          Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a tenant's lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner's ability to borrow using that real property as collateral. In connection with the ownership of the properties, we may be potentially liable for any of those costs.

          Americans with Disabilities Act. The Americans with Disabilities Act of 1990, or ADA, generally requires that buildings be made accessible to persons with disabilities. A determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If we were required to make modifications to comply with the ADA, our results of operations and ability to make expected distributions to our unitholders could be adversely affected.


There are Limitations on the Ability to Change Control of Sovran

           Limitation on Ownership and Transfer of Shares. To maintain the Company''s qualification as a REIT, not more than 50% in value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code. To limit the possibility that it will fail to qualify as a REIT under this test, the Company''s Amended and Restated Articles of Incorporation include ownership limits and transfer restrictions on shares of its capital stock. The Company''s Articles of Incorporation limit ownership of its issued and outstanding capital stock by any single shareholder to 9.8% of the aggregate value of its outstanding capital stock, except that the ownership by some of its shareholders is limited to 15%.

           These ownership limits may:
-	Have the effect of precluding an acquisition of control of Sovran by a third party without consent of its Board of Directors even if the change in control would be in the interest of shareholders, and
-

Limit the opportunity for shareholders to receive a premium for shares of its common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of its capital stock or to otherwise effect a change in control of Sovran.

          Sovran''s Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize its status as a REIT under the Code or in the event it determines that it is no longer in the Company''s best interests to be a REIT. Waivers have been granted to the holders of its Series C preferred stock. A transfer of Sovran''s common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.

          Shareholder Rights Plan. The Company has a shareholder rights plan that grants the holders of its common stock rights that generally become exercisable if a person:
-	Becomes an "acquiring person" by acquiring 10% or more of the Company''s outstanding common stock, or
-	Commences a tender offer that would result in that person owning 10% or more of the Company''s outstanding common stock.

          The shareholder rights plan generally provides that the initial holders of the Company''s Series C preferred stock are not considered acquiring persons by reason of their purchase from it of the Series C preferred stock or other related acquisitions, if those acquisitions are not made with the purpose or effect of changing or influencing control of Sovran. In the event a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to acquire a number of shares of the Company''s Series A junior preferred stock that are equivalent to the shares of its common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after that event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right. The Company''s shareholder rights plan may have the effect of delaying or preventing a change in control of Sovran.

          Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of the Company''s outstanding common stock might receive a premium for their shares of its common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders' interest.


In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified procedures be followed with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders' interest. Waivers and exemptions have been granted to the initial purchasers of the Company''s Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Operating Partnership's agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Operating Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If the Company was to own less than 75% of the limited partnership interests in the Operating Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

The Failure of Sovran Self Storage, Inc. to Qualify as a REIT Would Have Adverse Consequences

          The Company intends to operate in a matter that will permit it to qualify as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon the Company''s continuing ability to meet various requirements concerning, among other things, the ownership of its outstanding stock, the nature of its assets, the sources of its income and the amount of its distributions to its shareholders. If the Company were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to shareholders in computing its taxable income and it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

Regional Concentration of our Business May Subject us to Economic Downturns in the States of Texas and Florida.

          At December 31, 2004, 107 of our 271 self-storage facilities are located in the States of Texas and Florida. For the year ended December 31, 2004, these facilities accounted for approximately 42% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

The Implementation of the Jobs and Growth Tax Relief Reconciliation Act of 2003 May Adversely Affect the Value of The Company''s Common Stock

          On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief and Reconciliation Act of 2003, which provides favorable income tax rates for certain corporate dividends received by individuals through December 31, 2008. Under this new law, REIT dividends are not eligible for the preferential capital gain rates applicable to dividends unless the dividends are attributable to income that has been subject to corporate-level tax. As a result, substantially all of the distributions paid on shares of the Company''s stock are not expected to qualify for those lower rates. This new law could cause stock in non-REIT corporations to be more attractive to investors relative to stock in REITs, which may negatively affect the value of, and the market for, the Company''s common stock.


Terrorist Attacks and the Possibility of Armed Conflict May Have an Adverse Effect On Our Business, Financial Condition and Operating Results and Could Decrease the Value of Our Assets

          Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, or the recent war with Iraq, could have a material adverse effect on our business and operating results. There may be further terrorist attacks against the United States. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and, as a result, impair our ability to achieve our expected results. Furthermore, we may not have insurance coverage for losses caused by a terrorist attack. That insurance may not be available or, if it is available and we decide, or are required by our lenders, to obtain terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects terrorist acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business, financial condition and results of operations. Finally, further terrorist acts could cause the United States to enter into armed conflict, which could further impact our business, financial and operating results.

Item 2.	Properties

          At December 31, 2004, we owned and/or managed a total of 271 Properties situated in twenty-one states. Eleven of the properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us.

          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. Our stores range in size from 21,000 to 190,000 net rentable square feet, with an average of approximately 60,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

          All of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          The following table provides certain information regarding the Properties owned and/or managed as of December 31, 2004:

	Number of Stores at December 31, 2004 (a)	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	8	437,291	3,210	2.2%
Arizona	9	504,444	4,595	2.9%
Connecticut	4	277,390	2,358	2.0%
Florida	49	3,103,363	28,283	21.9%
Georgia	21	1,164,387	9,437	6.7%
Louisiana	7	351,374	3,078	2.2%
Maine	2	99,300	866	0.7%
Maryland	4	166,684	1,947	1.6%
Massachusetts	11	567,849	4,999	4.5%
Michigan	7	455,799	4,402	2.2%
Mississippi	4	200,306	1,554	1.3%
New Hampshire	1	62,985	548	0.5%
New York	16	899,076	8,290	8.1%
North Carolina	15	776,978	6,740	3.9%

Ohio	16	982,046	8,184	5.6%
Pennsylvania	6	369,820	2,883	2.3%
Rhode Island	4	167,866	1,565	1.5%
South Carolina	8	430,479	3,647	2.4%
Tennessee	3	205,497	1,687	0.7%
Texas	58	4,095,843	34,061	19.7%
Virginia	18	1,069,659	9,970	7.1%
Total	271 ===	16,388,436 ========	142,304 ======	100.0% =====

(a) Includes 260 stores that are consolidated in our financial statements and 11 stores that are managed under an agreement with an unconsolidated joint venture that is 45% owned by us. See attached ""Schedule III: Combined Real Estate and Accumulated Depreciation"" for a list of the stores consolidated in our financial statements.

Item 3.	Legal Proceedings

          In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.
Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established public trading market for Units. As of March 1, 2005, there were 14 holders of record of Units.

          The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

History of Distributions Declared on Units
1st Quarter, 2003	$0.6000 per unit
2nd Quarter, 2003	$0.6000 per unit
3rd Quarter, 2003	$0.6025 per unit
4th Quarter, 2003	$0.6025 per unit
1st Quarter, 2004	$0.6025 per unit
2nd Quarter, 2004	$0.6025 per unit
3rd Quarter, 2004	$0.6050 per unit
4th Quarter, 2004	$0.6050 per unit

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


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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2004, with respect to equity compensation plans under which shares of the Company''s Common Stock may be issued.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)

Equity compensation plans approved by shareholders:
1995 Award and Option Plan	222,415	$26.55	334,158
1995 Outside Directors' Stock Option Plan	25,000	$30.92	38,144
Deferred Compensation Plan for Directors (1)	21,116	N/A	23,884
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A
(1)

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors'' fees that are otherwise payable in cash. Directors'' fees that are deferred under the Plan will be credited to each Director''s account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors'' fees deferred by the closing price of the Company''s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors'' fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Director'' Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Item 6.	Selected Financial Data

          The following selected financial and operating information should be read in conjunction with ""Management''s Discussion and Analysis of Financial Condition and Results of Operations,"" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

(dollars in thousands, except per unit)	At or For Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data
Operating revenues	$ 123,286	$ 111,414	$ 100,507	$ 89,425	$ 88,615
Income from continuing operations	31,741	28,762	26,706	24,946	26,710
Income from discontinued operation (1)	1,306	837	775	785	809
Net income	33,047	29,599	27,481	25,731	27,519
Income from continuing operations per common unit - diluted	1.47	1.42	1.59	1.67	1.83
Net income per common unit - basic	1.56	1.49	1.67	1.75	1.90
Net income per common unit - diluted	1.55	1.48	1.65	1.74	1.90
Distributions declared per common unit	2.42	2.41	2.38	2.34	2.30

Balance Sheet Data Investment in storage facilities at cost	$811,516	$727,289	$698,334	$598,961	$550,577
Total assets	719,573	683,336	652,213	567,717	547,015
Total debt	289,075	255,819	252,452	241,190	231,223
Total liabilities	315,108	285,755	278,631	255,878	246,185
Limited partners'' capital interest	20,829	20,089	15,736	20,584	16,954
Partners'' capital	368,629	361,779	341,315	274,170	283,876

Other Data
Net cash provided by operating activities	$53,867	$ 50,949	$ 44,544	$ 39,872	$ 38,386
Net cash used in investing activities	(70,987)	(31,230)	(99,065)	(17,567)	(25,019)
Net cash (used in) provided by financing activities	(163)	(2,764)	53,814	(22,709)	(13,765)
Net cash provided by discontinued operations	287	1,083	887	866	787

(1) In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all years presented.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the


industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully extend our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and distributions; and tax law changes that may change the taxability of future income.

Business and Overview

          We are the fifth largest operator of self-storage properties in the United States based on facilities owned or managed. All of our stores are operated under the user-friendly trade name ""Uncle Bob''s Self-Storage.""

Operating Strategy:

Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:

	-	Operating performance continues to improve as a result of revenue drivers implemented by us over the past three years, including:
		-	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,
		-	The rollout of the Uncle Bob''s truck move-in program, under which, at present, 207 of our stores offer a free Uncle Bob''s truck to assist our customers in moving into their spaces, and
		-	An increase in internet marketing and sales.

-

In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past three years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did three years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality has been improved.

-

Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

B.	Acquiring additional stores:

-

In markets where we already operate facilities, we seek to acquire new stores one or two at a time from independent operators. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

-

We will seek to enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.

C.	Expanding and enhancing our existing stores:

	-	We intend to continue to install climate controlled and Dri-guard space at select stores, providing our customers with better storage solutions and improving yields on our portfolio.

	-	We intend to add buildings to a number of our stores, providing additional rental units of a size and type to meet existing demand.


-	We will seek to acquire parcels of land contiguous to some of our stores and add to the available rental space at those stores.

-

We intend to modify existing buildings to better match size and type of rental units to existing demand. At some stores, this may be as simple as reconfiguring walls and doors; at others, it may entail rebuilding in a configuration more in tune with market conditions.

-

Over the next three years, we expect that the total of the expansions and enhancements discussed above will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding is expected to be provided primarily from borrowings on the Operating Partnership''s line of credit, and issuance of common shares in our Dividend Reinvestment Program and Stock Purchase Plan.

Supply and Demand

          We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, low interest rates available to developers over the past three years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and New England, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% four years ago to 8.5% today. In 2004, we took advantage of these favorable capitalization rates by selling five stores for a gain of $1.1 million. With interest rates now on the rise we expect the trend of decreasing capitalization rates to reverse in the coming years and are forecasting acquisitions of $50 million in 2005 and no sales of existing stores.

Operating Trends

          In 2004, the overall economy and our industry slowly gained momentum from the recovery that commenced in 2003. We experienced same store revenue growth of approximately 5% in each of 2004 and 2003. We attribute the same store growth to implementation of the call center, the free truck program for new move-in customers, use of improved technology and practices in the management of our rental rates and, to a lesser degree, general economic factors. We expect conditions in most of our markets to remain stable and are forecasting 4% revenue growth on a same store basis in 2005.

          Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob''s trucks). We expect the trend of increasing costs to continue at a moderate pace and, while current operating margins are expected to be sustained, it is unlikely that much improvement in operating margins will be seen in the coming years as a result of cost reductions.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. We base these estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2004 and 2003, no assets had been determined to be impaired under this policy.

          Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations.

          Qualification as a REIT: The Company operates, and intends to continue to operate, as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT, any requirement to pay federal income taxes could have a material adverse impact on our financial conditions and results of operations.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO
YEAR ENDED DECEMBER 31, 2003

          We recorded rental revenues of $119.6 million for the year ended December 31, 2004, an increase of $11.1 million or 10.2% when compared to 2003 rental revenues of $108.5 million. Of this increase, $5.3 million resulted from a 5% increase in rental revenues at the 244 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the availability of rental trucks at 207 of our stores. The remaining $5.8 million increase in rental revenues resulted from the acquisition of ten stores during 2004 and from having the 2003 acquisitions included for a full year of operations. Other income increased $0.8 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

          Property operating and real estate tax expense increased $4.7 million or 12.1% in 2004 compared to 2003. Of this increase, $2.1 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for a full year of operations. $1.9 million of the increase was due to increased insurance, personnel, truck, and maintenance expenses, and increased property taxes at the 244 core properties considered same stores. We also incurred approximately $0.7 million of uninsured losses relating to the four hurricanes that hit the Eastern United States in 2004. We expect the trend of increasing operating costs to continue at a moderate pace although we do not expect the uninsured hurricane losses to occur annually.

          General and administrative expenses increased $1.5 million or 15.1% from 2003 to 2004. The increase primarily resulted from increased costs in our call center, professional fees related to the documentation, analysis, and testing of internal controls required by Sarbanes-Oxley Section 404, and the increased costs associated with operating the properties acquired in 2004 and 2003.

          Depreciation and amortization expense increased to $19.9 million in 2004 from $18.7 million in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full year of depreciation on 2003 acquisitions.


          Income from operations increased from $44.6 million in 2003 to $49.1 million in 2004 as a result of the net effect of the aforementioned items.

          Interest expense increased from $15.1 million in 2003 to $17.4 million in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and additional borrowings under our line of credit to purchase ten stores in 2004.

          During 2004, the Operating Partnership sold five non-strategic storage facilities for net cash proceeds of $11.7 million, resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale in 2004 are reported as discontinued operations.

          On August 2, 2004, the Operating Partnership redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Units for $30 million plus accrued but unpaid distributions on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Units was $1.4 million and has been shown as a reduction in net income available to common unitholders.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO
YEAR ENDED DECEMBER 31, 2002

          We recorded rental revenues of $108.5 million for the year ended December 31, 2003, an increase of $10.1 million or 10.3% when compared to 2002 rental revenues of $98.3 million. Of this increase, $4.7 million resulted from a 5% increase in rental revenues at the 225 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2002). The increase in same store rental revenues was achieved primarily through rate increases on select units, and slightly increased occupancy levels, which we believe resulted from our improved responsiveness to customer demand created by our centralized call center and the availability of rental trucks at 158 of our stores. Although the extensive discounting and promotional advertising seen in 2002 diminished in 2003, the storage industry as a whole was affected by a sluggish economy and a steady increase in supply of new storage units. The remaining $5.4 million increase in rental revenues resulted from the acquisition of two stores during 2003 and from having the 2002 acquisitions included for a full year of operations. Other income increased $0.8 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

          Property operating and real estate tax expense increased $5.5 million or 16.8% in 2003 compared to 2002. Of this, $1.7 million was incurred by the facilities acquired in 2003 and from having the 2002 acquisitions included for a full year of operations. The remaining $3.8 million increase was due to increased insurance, personnel, truck expense, maintenance, and increased property taxes at the 225 core properties considered same stores.

          General and administrative expenses increased $1.0 million or 12.0% from 2002 to 2003. The increase primarily resulted from increased costs in our call center, new training center, and the increased costs associated with operating the properties acquired in 2003 and 2002.

          Depreciation and amortization expense increased to $18.7 million in 2003 from $17.1 million in 2002, primarily as a result of additional depreciation taken on real estate assets acquired in 2003 and a full year of depreciation on 2002 acquisitions.

          Income from operations increased from $41.8 million in 2002 to $44.6 million in 2003 as a result of the net effect of the aforementioned items.

          Interest expense increased from $14.7 million in 2002 to $15.1 million in 2003 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003.


FUNDS FROM OPERATIONS

          We believe that Funds from Operations (""FFO"") provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results.  FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.

          FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (""NAREIT"") as net income computed in accordance with generally accepted accounting principles (""GAAP""), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

Reconciliation of Net Income to Funds From Operations
	For Year Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000

Net income	$33,047	$29,599	$ 27,481	$ 25,731	$ 27,519
Minority interest in income	499	614	810	85	-
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	19,175	17,856	16,207	13,839	13,180
Depreciation of real estate included in discontinued operations	90	293	290	283	266
Depreciation and amortization from unconsolidated joint ventures	473	460	400	633	202
Gain on sale of real estate	(1,137)	-	-	-	(2,161)
Preferred stock dividends	(7,168)	(8,818)	(4,863)	(2,955)	(2,955)
Redemption amount in excess of carrying value of Series B Preferred Stock	(1,415)	-	-	-	-
Funds from operations allocable to minority interest in Locke Sovran II	(1,475)	(1,539)	(1,645)	(125)	-
Funds from operations available to common unitholders	$42,089 ======	$38,465 ======	$ 38,680 ======	$ 37,491 ======	$ 36,051 ======


LIQUIDITY AND CAPITAL RESOURCES

          Our ability to retain cash flow is limited because the Company operates as a REIT. In order to maintain its REIT status, a substantial portion of the Company''s operating cash flow must be used to pay distributions to our unitholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through September 2007, at which time our revolving line of credit matures unless renewed at our option for one additional year.

          Cash flows from operating activities were $53.9 million, $50.9 million and $44.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization.

          On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, increasing the maturity by one year to September 2007, and retaining a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At December 31, 2004, there was $57 million available on our line of credit. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009.

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

          Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2004, we were in compliance with all covenants.

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.9 million and $74.2 million at December 31, 2004 and 2003, respectively. The 10-year note bears interest at a fixed rate of 7.19%.

          In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Company redeemed all outstanding shares of its Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares. In accordance with Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", we recorded a reduction of $1.4 million from 2004 net income to arrive at net income available to common unitholders relating to the difference between the Series B Preferred Stock carrying value and the redemption amount.

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. On August 4, 2004, the Company issued 306,748 shares of its common stock in connection with a written notice from one of the holders of its Series C Preferred Stock requesting the conversion of 400,000 shares of Series C Preferred Stock into common stock. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired leaving 2,400,000 shares outstanding at December 31, 2004.


          During 2004, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From January 1, 2003 through December 31, 2003, the Company acquired 145,816 shares of its common stock via this plan. From the inception of the Share Repurchase Program through December 31, 2004, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

          During 2004, the Company issued approximately 1,389,000 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $49 million from the sale of such shares. The Company expects to issue shares when its share price and capital needs warrant such issuance.

          Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

CONTRACTUAL OBLIGATIONS

          The following table summarizes our future contractual obligations:
Payments due by period
Contractual obligations	Total	2005	2006-2007	2008-2009	2010 and thereafter

Line of credit	$43.0 million	-	$43.0 million	-	-
Term notes	$200.0 million	-	-	$100.0 million	$100.0 million
Mortgage payable	$46.1 million	$0.8 million	$1.8 million	$2.1 million	$41.4 million
Building lease	$2.0 million	$0.4 million	$0.8 million	$0.8 million	-
Total	$291.1 million	$1.2 million	$45.6 million	$102.9 million	$141.4 million

          The above amounts for the line of credit, term notes and mortgage exclude interest.

ACQUISITION OF PROPERTIES

          During 2004, we used operating cash flow and borrowings pursuant to the line of credit to acquire ten Properties in Connecticut, Florida, Tennessee, and Texas comprising one million square feet from unaffiliated storage operators. During 2003, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from the Company''s Dividend Reinvestment and Stock Purchase Plan to acquire two Properties in Texas comprising 148,098 square feet from unaffiliated storage operators. In 2002, we, along with the consolidated joint venture, used borrowings pursuant to the line of credit and a mortgage to acquire 23 Properties comprising 1.5 million square feet. At December 31, 2004, we owned and/or operated 271 self-storage facilities in 21 states. Of these facilities, 11 are managed by us for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2004, we were in negotiations to acquire five stores for approximately $20 million. One of these stores was purchased on February 23, 2005 for $7.5 million.


          In addition, we plan, over the next three years, to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through the Company''s Dividend Reinvestment and Stock Purchase Plan.

DISPOSITION OF PROPERTIES

          During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million.

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

          We may seek to sell additional Properties to similar joint venture programs or third parties in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

          Our off-balance sheet arrangements include an ownership interest in Locke Sovran I, LLC, which owns 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.

          In December 2000, we contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75%, which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2004, our share of Locke Sovran I, LLC's income was $141,000, which is recorded as equity in income of joint ventures on our consolidated statements of income. We manage the storage facilities for Locke Sovran I, LLC and received fees of $322,000, $311,000, and $290,000, for the years ended 2004, 2003, and 2002, respectively.

          We also have a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2004. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to us of $1.4 million. Our remaining investment includes a capital contribution of $49. For the year ended December 31, 2004, our share of Iskalo Office Holdings, LLC's income was $27,000 and we received a distribution of $113,000. We paid rent to Iskalo Office Holdings, LLC of $426,000 in 2004 and $393,000 in 2003, and $255,000 in 2002. Also, during 2004 and 2003 we purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million, respectively.


          A summary of the off-balance sheet arrangement''s financial statements as of and for the year ended December 31, 2004 is as follows:
(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,798	$ -
Investment in office building	-	5,939
Other assets	1,637	739
Total Assets	$ 40,435 ======	$ 6,678 =======
Due to the Operating Partnership	$ 2,593	$ -
Mortgage payable	29,755	7,627
Other liabilities	686	271
Total Liabilities	33,034	7,898
Unaffiliated partners' equity (deficiency)	4,014	(727)
Operating Partnership equity (deficiency)	3,387	(493)
Total Liabilities and Partners' Equity (deficiency)	$ 40,435 =======	$ 6,678 ======
Income Statement Data:
Total revenues	$ 6,441	$ 1,049
Total expenses	6,128	993
Net income	$ 313 =======	$ 56 =======

          We do not expect to have material future cash outlays relating to these joint ventures and we do not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the two off-balance sheet arrangements are as follows:

	Year ended December 31,
(dollars in thousands)	2004	2003	2002

Statement of Operations
Other income (management fees income)	$322	$311	$290
General and administrative expenses (corporate office rent)	426	393	255
Equity in income (losses) of joint ventures	207	186	(15)

Investing activities
Reimbursement of advances to (advances to) joint ventures	958	(110)	(2,118)

Financing activities
Distributions from unconsolidated joint ventures	602	646	1,032

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND
IMPACT ON THE OPERATING PARTNERSHIP

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2005 may be applied toward the Company's 2004 distribution requirement. The Company's source of funds for such distributions is solely and directly from the Operating Partnership.


          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2004, the Company's percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2004, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2007 enabling us to borrow funds at rates of LIBOR plus 0.9%, an unsecured term note at rates of LIBOR plus 1.2% through September 2009, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above-described interest rate swap agreements, we have fixed our interest rate through November 2005 on $43 million at 5.45%, and $7 million at 6.56%, through October 2006 on $50 million at 5.685%, and through September 2008 on $30 million at 6.005%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

          Through November 2005, $210 million of our $243 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $243 million at December 31, 2004, a 1% increase in interest rates would have a $330,000 effect on our interest expense annually.

          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2004. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.
	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value Value
Line of credit - variable rate LIBOR + 0.9%	-	-	$43,000	-	-	-	$ 43,000	$ 43,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	-	$100,000	-	$ 100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 80,656

Mortgage note - fixed rate 7.19%	$ 809	$ 870	$ 936	$997	$ 1,081	$ 41,382	$ 46,075	$ 48,090

Interest rate derivatives	-	-	-	-	-	-	-	$ 3,425

INFLATION

          We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.


SEASONALITY

          Our revenues typically have been higher in the third and fourth quarters, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to affect materially distributions to shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (""FASB"") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

          In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. We have evaluated the impact of adopting FIN 46-R applicable to entities that are not special purpose entities created prior to February 1, 2003 and do not believe that any of our investments in joint ventures or partially owned subsidiaries require consolidation under the provisions of FIN46-R.

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

          On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on July 1, 2005.


          As permitted by Statement 123, the Operating Partnership currently accounts for share-based payments to employees using Opinion 25''s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)''s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per unit in Note 2 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

          We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners'' capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
March 4, 2005 Buffalo, New York


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except unit data)	2004	2003
Assets
Investment in storage facilities:
Land	$ 148,341	$ 134,248
Building and equipment	663,175	593,041
	811,516	727,289
Less: accumulated depreciation	(109,750)	(90,682)
Investment in storage facilities, net	701,766	636,607
Cash and cash equivalents	3,105	20,101
Accounts receivable	1,530	1,626
Receivable from related parties	90	95
Receivable from joint ventures	2,593	2,133
Investment in joint ventures	1,113	2,926
Prepaid expenses	3,282	3,093
Other assets	6,094	6,079
Net assets of discontinued operations	-	10,676
Total Assets	$ 719,573 =======	$ 683,336 =======
Liabilities
Line of credit	$43,000	$9,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	8,822	10,069
Deferred revenue	3,824	3,440
Fair value of interest rate swap agreements	3,425	7,835
Accrued distributions	9,962	8,592
Mortgage payable	46,075	46,819
Total Liabilities	315,108	285,755
Minority interest - consolidated joint venture	15,007	15,713

Limited partners'' capital interest (494,269 units in 2004 and 540,745 units in 2003	20,829	20,089

Partners' Capital
General partner (219,567 units outstanding in 2004 and 2003, respectively)	4,233	4,436
Limited partner (15,752,660 and 14,040,296 units outstanding in 2004 and 2003, respectively)	307,650	264,923
Preferred partners (0 and 1,200,000 Series B Preferred Units outstanding in 2004 and 2003, respectively) at liquidation preference	-	30,000
Preferred partners (2,400,000 and 2,800,000 Series C Preferred Units outstanding in 2004 and 2003, respectively) at liquidation preference	60,000	70,000
Accumulated other comprehensive loss	(3,254)	(7,580)
Total Partners'' Capital	368,629	361,779
Total Liabilities and Partners'' Capital	$ 719,573 =======	$ 683,336 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(dollars in thousands, except per unit data)	2004	2003	2002

Revenues
Rental income	$ 119,605	$ 108,524	$ 98,389
Other operating income	3,681	2,890	2,118
Total operating revenues	123,286	111,414	100,507

Expenses
Property operations and maintenance	32,166	28,545	23,852
Real estate taxes	11,014	9,977	9,128
General and administrative	11,071	9,616	8,586
Depreciation and amortization	19,895	18,687	17,102
Total operating expenses	74,146	66,825	58,668

Income from operations	49,140	44,589	41,839

Other income (expenses)
Interest expense	(17,408)	(15,102)	(14,664)
Interest income	301	416	356
Write-off of unamortized financing fees due to debt retirement	-	(713)	-
Minority interest - consolidated joint venture	(499)	(614)	(810)
Equity in income (losses) of joint ventures	207	186	(15)

Income from continuing operations	31,741	28,762	26,706
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	1,306	837	775

Net Income	33,047	29,599	27,481
Redemption amount in excess of carrying value of Series B Preferred Units	(1,415)	-	-
Preferred unit distributions	(7,168)	(8,818)	(5,093)
Net income available to common unitholders	$ 24,464 =======	$ 20,781 =======	$ 22,388 =======

Per Common Unit - basic:
Continuing operations	$ 1.48	$ 1.43	$ 1.61
Discontinued operations	$ 0.08	$ 0.06	$ 0.06
Earnings per common unit - basic	$ 1.56	$ 1.49	$ 1.67

Per Common Unit - diluted:
Continuing operations	$ 1.47	$ 1.42	$ 1.59
Discontinued operations	$ 0.08	$ 0.06	$ 0.06
Earnings per common unit - diluted	$ 1.55	$ 1.48	$ 1.65

Distributions declared per common unit	$ 2.42	$ 2.41	$ 2.38

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS'' CAPITAL
(Dollars in thousands)	Sovran Holdings, Inc. General Partner	Sovran Self Storage Inc. Limited Partner	Preferred B Partners	Preferred C Partners	Accumulated Other Comprehensive Income (loss)	Total Partners' Capital	Limited Partners' Capital Interest

Balance January 1, 2002	$ 4,873	$ 238,924	$ 30,000	$-	$ 373	$ 274,170	$ 20,584
Proceeds from issuance of Partnership Units	-	16,446	-	-	-	16,446	-
Redemption of Partnership Units	-	(150)	-	-	-	(150)	(3,163)
Issuance of 8.375% Series C Units	-	(2,124)	-	70,000	-	67,876	-
Exercise of stock options	-	5,648	-	-	-	5,648	-
Earned portion of restricted stock	-	430	-	-	-	430	-
Purchase of treasury shares	-	(5,188)	-	-	-	(5,188)	-
Deferred compensation	-	89	-	-	-	89	-
Net income	433	25,868	-	-	-	26,301	1,180
Decrease in fair value of derivatives	-	-	-	-	(10,393)	(10,393)	-
Total comprehensive income	-	-	-	-	-	15,908	1,180
Distributions	(603)	(34,847)	-	-	-	(35,450)	(1,329)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	26	1,510	-	-	-	1,536	(1,536)
Balance December 31, 2002	4,729	246,606	30,000	70,000	(10,020)	341,315	15,736
Proceeds from issuance of Partnership Units	-	34,599	-	-	-	34,599	-
Redemption of Partnership Units	-	-	-	-	-	-	(462)
Exercise of stock options	-	7,729	-	-	-	7,729	-
Earned portion of restricted stock	-	412	-	-	-	412	-
Purchase of treasury shares	-	(3,950)	-	-	-	(3,950)	-
Deferred compensation	-	96	-	-	-	96	-
Series C placement certificate value	-	(2,958)	-	-	-	(2,958)	-
Net income	449	27,974	-	-	-	28,423	1,176
Decrease in fair value of derivatives	-	-	-	-	2,440	2,440	-
Total comprehensive income	-	-	-	-	-	30,863	1,176
Distributions	(668)	(40,700)	-	-	-	(41,368)	(1,320)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(74)	(4,885)	-	-	-	(4,959)	4,959
Balance December 31, 2003	4,436	264,923	30,000	70,000	(7,580)	361,779	20,089
Proceeds from issuance of Partnership Units	-	43,494	-	-	-	43,494	-
Redemption of Partnership Units	-	(268)	-	-	-	(268)	(1,490)
Exercise of stock options	-	5,502	-	-	-	5,502	-
Earned portion of restricted stock	-	411	-	-	-	411	-

Deferred compensation	-	129	-	-	-	129	-
Conversion of Series C Units to partnership units and exercise of related stock warrants	-	10,000	-	(10,000)	-	-	-
Exercise of Series C placement certificate	-	(2,073)	-	-	-	(2,073)	-
Redemption of Series B Preferred Units	-	-	(30,000)	-	-	(30,000)	-
Net income	464	31,540	-	-	-	32,004	1,043
Decrease in fair value of derivatives	-	-	-	-	4,326	4,326	-
Total comprehensive income	-	-	-	-	-	36,330	1,043
Distributions	(634)	(43,637)	-	-	-	(44,271)	(1,217)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(33)	(2,371)	-	-	-	(2,404)	2,404
Balance December 31, 2004	$ 4,233 =======	$ 307,650 =======	$ - =======	$ 60,000 ========	$ (3,254) ========	$ 368,629 =======	$ 20,829 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Operating Activities
Net income from continuing operations	$ 31,741	$ 28,762	$ 26,706
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	-	713	-
Depreciation and amortization	19,895	18,687	17,102
Equity in (income) losses of joint ventures	(207)	(186)	15
Minority interest	499	614	810
Restricted stock earned	411	411	430
Changes in assets and liabilities:
Accounts receivable	103	147	(587)
Fees receivable from joint ventures	-	-	-
Prepaid expenses	(171)	(419)	15
Accounts payable and other liabilities	1,644	2,302	215
Deferred revenue	(48)	(82)	(162)
Net cash provided by operating activities	53,867	50,949	44,544

Investing Activities
Acquisition of storage facilities	(65,629)	(8,187)	(79,216)
Improvements and equipment additions	(17,961)	(22,936)	(17,755)
Net proceeds from the sale of storage facilities	11,640	-	-
Reimbursement of advances to (advances to) joint ventures	958	(110)	(2,118)
Receipts from related parties	5	3	24
Net cash used in investing activities	(70,987)	(31,230)	(99,065)

Financing Activities
Net proceeds from sale of partnership units	49,125	42,425	22,034
Net proceeds from sale of preferred units and common unit warrants	-	-	67,876
Proceeds from line of credit	74,000	9,000	-
Paydown of line of credit	(40,000)	(128,000)	(6,000)
Proceeds from term notes	-	200,000	-
Paydown of term notes	-	(75,000)	(30,000)
Proceeds from mortgage financing	-	-	48,000
Financing costs	(735)	(2,927)	(460)
Distributions paid	(45,622)	(43,320)	(37,646)
Distributions from unconsolidated joint venture	602	646	1,032
Purchase of treasury stock	-	(3,950)	(5,188)
Redemption of operating partnership units	(1,758)	(462)	(3,163)
Redemption of Series B Preferred Units	(30,000)	-	-
Series C Preferred Unit placement certificate payment	(5,031)	-	-
Mortgage principal and capital lease payments	(744)	(1,176)	(2,671)
Net cash (used in) provided by financing activities	(163)	(2,764)	53,814
Net (decrease) increase in cash from continuing operations	(17,283)	16,955	(707)
Cash provided by discontinued operations	287	1,083	887
Cash at beginning of period	20,101	2,063	2,063
Cash at end of period	$ 3,105 =========	$ 20,101 =======	$ 2,243 ======

Supplemental cash flow information
Cash paid for interest	$ 17,403	$ 13,344	$ 14,465

Capital lease obligations incurred	-	1,529	2,183

Capital lease obligations discharged	-	(2,986)	-

Fair value of net liabilities assumed on the acquisition of storage facilities	744	212	559

Distributions declared but unpaid at December 31, 2004, 2003 and 2002 were $9,962, $8,918, and $8,124, respectively.

See notes to financial statements.


Sovran Acquisition Limited Partnership - December 31, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2004 the Operating Partnership owned and/or managed 271 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

          As of December 31, 2004, the Company was a 97.0% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: Our consolidated financial statements include the accounts of the Operating Partnership, and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.

          We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, ""Accounting for Investments in Real Estate Ventures"", to determine whether the rights held by other investors constitute ""important rights"" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of SFAS No. 94 ""Consolidation of All Majority-Owned Subsidiaries"" and Emerging Issues Task Force (EITF) 96-16, ""Investor''s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights"", and in particular, whether rights held by other investors would be viewed as ""participation rights"" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a


corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.

          Cash and Cash Equivalents: The Operating Partnership considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2004, 2003, and 2002 were $0.5 million, $0.6 million, and $0.6 million, respectively.

          Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, insurance commissions, and incidental truck rentals.

          Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, and equipment based on the fair value of each component. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

          Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2004 and 2003, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

          Other Assets: Included in other assets are net loan acquisition costs and a note receivable. The loan acquisition costs were $4.4 million and $3.6 million at December 31, 2004, and 2003, respectively. Accumulated amortization on the loan acquisition costs was approximately $1.1 million and $0.3 million at December 31, 2004, and 2003, respectively. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $0.7 million, $0.9 million and $1.0 million for the periods ended December 31, 2004, 2003 and 2002, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

          Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Operating Partnership accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.

           Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2004, Operating Partnership minority interest ownership was 494,269 Units, or 3.0%.

           Income Taxes: No provision has been made for income taxes in the accompanying financial statements since the Operating Partnership qualifies as a partnership for federal and state income tax purposes and its partners are required to include their respective shares of profits and losses in their income tax returns.


           Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partners'' capital. Comprehensive income was $36.3 million, $30.9 million and $15.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

          Recent Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board (""FASB"") issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Operating Partnership has evaluated the impact of adopting FIN 46-R applicable to entities that are not special purpose entities created prior to February 1, 2003 and does not believe that any of our investments in joint ventures or partially owned subsidiaries require consolidation under the provisions of FIN46-R.

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

          Stock-Based Compensation: On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Operating Partnership expects to adopt Statement 123(R) on July 1, 2005.


          As permitted by Statement 123, in 2004 and previous years the Operating Partnership accounted for share-based payments to employees using Opinion 25''s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.  Accordingly, the adoption of Statement 123(R)''s fair value method will have an impact on the Operating Partnership''s result of operations, although it will have no impact on the Operating Partnership''s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Operating Partnership adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below (in thousands, except for earnings per unit information):
Pro Forma
(dollars in thousands, except per unit data)	2004	2003	2002
Net income available to common unitholders as reported	$ 24,464	$ 20,781	$ 22,388
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(155)	(200)	(202)
Pro forma net income available to common unitholders	$ 24,309	$ 20,581	$ 22,186
Earnings per common unit
Basic - as reported	$ 1.56	$ 1.49	$ 1.67
Basic - pro forma	$ 1.55	$ 1.48	$ 1.66
Diluted - as reported	$ 1.55	$ 1.48	$ 1.65
Diluted - pro forma	$ 1.54	$ 1.47	$ 1.64

           Pro forma information regarding net income and earnings per unit is required by SFAS No. 123, and has been determined as if the Operating Partnership had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4% for 2004, 3.5% for 2003, and 4.0% for 2002; dividend yield of 6.6% for 2004, 7.0% for 2003, and 8.0% for 2002; volatility factor of the expected market price of the Company's common stock of .20 for 2004, and .19 for 2003 and .21 for 2002; expected life of 7 years. The weighted average fair value of options granted was $3.53 in 2004, $2.21 in 2003, and $1.98 in 2002.

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

           Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           Reclassification: Certain amounts from the 2003 and 2002 financial statements have been reclassified as a result of the sale of five stores in 2004 that have been reclassified as discontinued operations (see Note 5).

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

	Year Ended December 31,
(Amounts in thousands, except per unit data)	2004	2003	2002

Numerator: Net income available to common unitholders	$ 24,464	$ 20,781	$ 22,388

Denominator: Denominator for basic earnings per unit - weighted average units	15,668	13,898	13,376
Effect of Dilutive Securities: Stock options and warrants	134	127	179

Denominator for diluted earnings per unit - adjusted weighted - average units and assumed conversion	15,802	14,025	13,555

Basic Earnings per Common Unit	$ 1.56	$ 1.49	$ 1.67

Diluted Earnings per Common Unit	$ 1.55	$ 1.48	$ 1.65

          Potential common units from the Series C Convertible Cumulative Preferred Stock (see Note 13) were excluded from the 2004, 2003, and 2002 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2004 and December 31, 2003. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).
(Dollars in thousands)	2004	2003

Cost:
Beginning balance	$727,289	$698,334
Acquisition of storage facilities	66,373	9,842
Improvements and equipment additions	18,075	22,937
Dispositions	(221)	(3,824)
Ending balance	$811,516	$727,289

Accumulated Depreciation:
Beginning balance	$ 90,682	$ 73,820
Additions during the year	19,175	17,787
Dispositions	(107)	(925)
Ending balance	$109,750	$ 90,682

          During 2004 the Operating Partnership acquired ten storage facilities for $66.4 million. Substantially all of the purchase price of these facilities was allocated to land ($13.5 million), building ($51.8 million) and equipment ($1.1 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.


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

          Based on the criteria of SFAS No. 144, five properties that have been sold by the Operating Partnership require presentation as discontinued operations as of December 31, 2004. The amounts in the 2003 and 2002 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.

          During 2004, the Operating Partnership sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:
	Year Ended December 31,
(dollars in thousands)	2004	2003	2002
Total revenue	$ 544	$ 1,747	$ 1,633
Property operations and maintenance expense	(193)	(476)	(431)
Real estate tax expense	(38)	(141)	(137)
Depreciation and amortization expense	(90)	(293)	(290)
Net realized gain on properties sold	1,083	-	-
Total income from discontinued operations	$ 1,306 ========	$ 837 ========	$ 775 ========

6.  UNSECURED LINE OF CREDIT AND TERM NOTE

          On September 4, 2003, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and increasing the maturity by one year to September 2007. In addition, the line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at December 31, 2004 on the Operating Partnership's line of credit before the effect of interest rate swaps was approximately 3.3% (2.5% at December 31, 2003). At December 31, 2004, there was $57 million available on the revolving line of credit excluding the amount available on the expansion feature.

          The Operating Partnership recorded an expense of $713,000 during 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements. No such charge was incurred in 2004.

          The table below summarizes the Operating Partnership''s debt obligations and interest rate derivatives at December 31, 2004. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation


methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	-	$43,000	-	-	-	$ 43,000	$ 43,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	-	$100,000	-	$ 100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 80,656

Mortgage note - fixed rate 7.19% (Note 7)	$ 809	$ 870	$ 936	$997	$ 1,081	$ 41,382	$ 46,075	$ 48,090

Interest rate derivatives (Note 8)	-	-	-	-	-	-	-	$ 3,425

7.  MORTGAGE PAYABLE AND CAPITAL LEASE OBLIGATIONS

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.9 million and $74.2 at December 31, 2004 and 2003, respectively. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $46.1 million and $46.8 million at December 31, 2004 and 2003 respectively.

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

8.  DERIVATIVE FINANCIAL INSTRUMENTS

          Interest rate swaps are used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps require the Operating Partnership to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Operating Partnership enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners'' capital as Accumulated Other Comprehensive Loss ("AOCL"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2004 and 2003.

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


          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. During 2004, 2003, and 2002, the net reclassification from AOCL to interest expense was $4.7 million, $4.8 million and $4.0 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $3.7 million in 2005. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $3.4 million and $7.8 million at December 31, 2004, and 2003 respectively.

9.  STOCK OPTIONS

          The Company established the 1995 Award and Option Plan (the "Plan") for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2004, options for 222,415 shares were outstanding under the Plan and options for 334,158 shares of common stock were available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives restricted shares annually equal to 80% of the annual fees paid to them. Such restricted shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2004, options for 25,000 common shares and restricted shares of 2,356 were outstanding under the Non-employee Plan and options for 38,144 shares of common stock were available for future issuance.

          The Company has also issued 142,042 shares of restricted stock to employees which vest over four to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $39.475. The Operating Partnership charges unearned restricted stock, a component of partners'' capital, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:
	2004		2003		2002

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year:	443,665	$ 24.71	734,775	$ 23.08	902,550	$ 23.14

Granted	38,000	37.43	32,000	30.42	80,000	30.92
Exercised	(225,750)	24.18	(323,110)	23.92	(247,775)	22.80
Forfeited	(8,500)	29.12	-	-	-	-

Outstanding at end of year	247,415	$ 27.00	443,665	$ 24.71	734,775	$ 23.08

Exercisable at end of year	91,940	$ 25.25	174,415	$ 26.27	317,030	$ 25.39


          At December 31, 2004, there were 151,915 options outstanding at exercise prices ranging from $19.07 to $29.99 and 95,500 options outstanding at exercise prices ranging from $30.00 to $43.09. The weighted average remaining contractual life of those options is 6.67 years. As disclosed further in Note 14, warrants to purchase 357,500 common shares of the Company at a price of $32.60 per share are outstanding at December 31, 2004.

10.  RETIREMENT PLAN

          Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Operating Partnership was approximately $125,000, $119,000, and $92,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.  SHAREHOLDER RIGHTS PLAN

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

12.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which owns 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.

          In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the years ended December 31, 2004 and 2003, the Operating Partnership's share of Locke Sovran I, LLC's income was $141,000 and $86,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations. The Operating Partnership manages the storage facilities for Locke Sovran I, LLC and received fees of $322,000, $311,000, and $290,000, for the years ended 2004, 2003, and 2002, respectively.


          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2004. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Operating Partnership of $1.1 million. The Operating Partnership''s remaining investment includes a capital contribution of $49. For the years ended December 31, 2004 and 2003, the Operating Partnership's share of Iskalo Office Holdings, LLC's income was $27,000 and $59,000, respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $426,000 in 2004 and $393,000 in 2003, and $255,000 in 2002. Future minimum lease payments under the lease are $0.4 million per year through 2009. Also, the Operating Partnership purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.

A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2004 is as follows:
(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,798	$ -
Investment in office building	-	5,939
Other assets	1,637	739
Total Assets	$ 40,435 ======	$ 6,678 =======
Due to the Operating Partnership	$ 2,593	$ -
Mortgage payable	29,755	7,627
Other liabilities	686	271
Total Liabilities	33,034	7,898
Unaffiliated partners' equity (deficiency)	4,014	(727)
Operating Partnership equity (deficiency)	3,387	(493)
Total Liabilities and Partners' Equity (deficiency)	$ 40,435 =======	$ 6,678 ======
Income Statement Data:
Total revenues	$ 6,441	$ 1,049
Total expenses	6,128	993
Net income	$ 313 =======	$ 56 =======

          The Operating Partnership does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

13.  PREFERRED STOCK

Series A

         The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance pursuant to the Shareholder Rights Plan (see note 11), the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.

Series B

         On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the


carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in net income available to common shareholders in accordance with EITF Abstract Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

Series C

         On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. On August 4, 2004, the Company issued 306,748 shares of its common stock in connection with a written notice from a holder of its Series C Preferred Stock requesting the conversion of 400,000 shares of Series C Preferred Stock into common stock. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired leaving 2,400,000 shares outstanding at December 31, 2004.

         The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company's option on or after November 30, 2007 at $25.00 per share ($60,000,000 aggregate at December 31, 2004) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.

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

         In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. During 2004, warrants for 21,666 were exercised leaving 357,500 remaining. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. The placement certificate was exercised in 2004, resulting in a $5 million payment by the Company.

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

          The Series B and C Preferred Stock are recorded as Preferred Partners' Units in the Operating Partnership's balance sheet.


14.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (dollars in thousands, except per unit data).
2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue (a)	$ 28,504	$ 30,214	$ 32,421	$ 32,146
Income from continuing operations (a)	$ 7,135	$ 8,248	$ 8,132	$ 8,223
Income from discontinued operations(a)	$ 753	$ 42	$ 513	$ -
Net Income	$ 7,888	$ 8,290	$ 8,645	$ 8,223
Net income available to common unitholders	$ 5,684	$ 6,086	$ 5,727	$ 6,967
Net Income Per Common Unit
Basic	$ 0.38	$ 0.39	$ 0.36	$ 0.43
Diluted	$ 0.37	$ 0.39	$ 0.36	$ 0.42
2003 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue(a)	$ 26,638	$ 27,495	$ 28,740	$ 28,542
Income from continuing operations(a)	$ 6,784	$ 7,681	$ 7,072	$ 7,226
Income from discontinued operations(a)	$ 187	$ 202	$ 227	$ 220
Net Income	$ 6,971	$ 7,883	$ 7,299	$ 7,446
Net income available to common unitholders	$ 4,767	$ 5,679	$ 5,095	$ 5,240
Net Income Per Common Unit
Basic	$ 0.35	$ 0.42	$ 0.36	$ 0.36
Diluted	$ 0.35	$ 0.41	$ 0.36	$ 0.36

(a) Figures as presented in this table differ from the amounts as presented in the Operating Partnership''s quarterly reports due to the impact of discontinued operations accounting with respect to the five stores sold in 2004 as described in Note 5.

15.  COMMITMENTS AND CONTINGENCIES

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

         At December 31, 2004, the Operating Partnership was in negotiations to acquire five stores for approximately $20 million. One of these stores was purchased on February 23, 2005 for $7.5 million.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9a.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2004. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2004.

Management''s Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO''). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

         Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ Robert J. Attea Chief Executive Officer	/S/ David L. Rogers Chief Financial Officer


Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

        We have audited management''s assessment, included in the accompanying ""Management''s Report on Internal Control Over Financial Reporting"", that Sovran Acquisition Limited Partnership (the ""Operating Partnership"") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the ""COSO criteria""). The Operating Partnership''s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management''s assessment and an opinion on the effectiveness of the Operating Partnership''s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management''s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company''s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company''s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company''s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management''s assessment that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners'' capital, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
March 4, 2005 Buffalo, New York


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

          The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2005, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

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

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

          At December 31, 2004, the Company beneficially owns 15,972,227 Units which constitute 97.0% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.

          The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2005.


RECENT SALES OF UNREGISTERED SECURITIES

          During 2004, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:
-

On January 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $6,629,781 to the Operating Partnership in exchange for 187,114 Units.

-	On January 26, 2004, the Operating Partnership redeemed 10,000 Units from a partner for $361,360.
-	On February 13, 2004, the Operating Partnership redeemed 9,959 Units from a partner for $367,967.
-

On February 23, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $5,855,183 to the Operating Partnership in exchange for 162,795 Units.

-	On February 28, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 87,750 Units to the Company for $2,085,622.
-	On March 18, 2004, in connection with the Company''s incentive compensation plan, the Operating Partnership issued 9,702 Units to the Company.
-

On March 23, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,658,423 to the Operating Partnership in exchange for 42,500 Units.

-	On March 31, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 22,250 Units to the Company for $526,377.
-	On April 8, 2004, in connection with the exercise of stock warrants, the Operating Partnership issued 4,157 Units to the Company.
-	On April 22, 2004, the Operating Partnership redeemed 18,787 Units from a partner for $711,695.
-

On April 23, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,743,560 to the Operating Partnership in exchange for 80,115 Units.

-	On April 30, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 14,250 Units to the Company for $346,510.
-

On May 24, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,954,344 to the Operating Partnership in exchange for 58,079 Units.

-	On May 30, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 5,750 Units to the Company for $124,001.
-	On May 30, 2004, in connection with the Sovran Self Storage, Inc. 1995 Outside Directors'' Stock Option Plan, the Operating Partnership issued 44,356 Units to the Company for $1,087,915.
-

On June 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,033,901 to the Operating Partnership in exchange for 55,034 Units.

-	On June 30, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 7,750 Units to the Company for $178,286.
-	On July 20, 2004, the Operating Partnership redeemed 4,000 Units from a partner for $157,695.
-

On July 23, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $4,318,433 to the Operating Partnership in exchange for 108,833 Units.

-	On July 23, 2004, in connection with conversion of Sovran Self Storage, Inc. Series C Preferred Stock to Units, the Operating Partnership issued 306,748 Units to the Company.
-	On July 30, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 9,200 Units to the Company for $188,308.
-	On August 10, 2004, in connection with the Sovran Self Storage, Inc. 1995 Outside Directors'' Stock Option Plan, the Operating Partnership issued 11,000 Units to the Company for $292,330.
-

On August 23, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,999,625 to the Operating Partnership in exchange for 79,540 Units.

-	On September 16, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,250 Units to the Company for $62,801.
-

On September 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,098,558 to the Operating Partnership in exchange for 79,625 Units.

-	On October 5, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 8,250 Units to the Company for $226,350.
-

On October 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $5,149,368 to the Operating Partnership in exchange for 135,804 Units.

-

On November 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,437,260 to the Operating Partnership in exchange for 85,551 Units.

-	On November 24, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 14,300 Units to the Company for $319,683.
-	On December 10, 2004, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,000 Units to the Company for $20,375.
-	On December 20, 2004, the Operating Partnership redeemed 3,730 Units from a partner for $160,629.
-

On December 22, 2004, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,733,056 to the Operating Partnership in exchange for 88,661 Units.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005.
Item 14.	Principal Accountant Fees and Services

         The information required herein is incorporated by reference to "Appointment of Independent Accountants" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2004 and 2003.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2004, 2003, and 2002.
	(iii)	Consolidated Statements of Partners'' Capital for Years Ended December 31, 2004, 2003, and 2002.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2004, 2003, and 2002.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2004 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

          All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.	Exhibits

          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
3.1

Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form for Registration of Securities of the Operating Partnership on Form 10.)


3.2*	Amended and Restated Articles of Incorporation of the Company

3.3**	Bylaws of the Company

3.4

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the Company's Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Form 8A filed December 3, 1996)

3.5**	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 8.375% Series C Convertible Cumulative Redeemable Preferred Stock

10.2*	Form of Non-competition Agreement between the Company and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Company and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Company and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Company and David L. Rogers.

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Company''s Proxy Statement filed April 12, 2001.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Company''s Proxy Statement field April 8, 2004.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Company and certain Officers and Directors of the Company.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Company and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.16 ****	Employment Agreement between the Company and Robert J. Attea.

10.17 ****	Employment Agreement between the Company and Kenneth F. Myszka.

10.18 ****	Employment Agreement between the Company and David L. Rogers.

10.19**

Securities Purchase Agreement among the Company, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors.

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to the same numbered exhibit to the Company's Form 10-K filed March 27, 2003.)
10.23 *****	Second Amended and Restated Revolving Credit and Term Loan Agreement among the Company, the Partnership, Fleet National Bank and other lenders named therein.
10.24 ***	Note Purchase Agreement among the Company, the Partnership and the purchaser named therein.
12.1	Statement Re: Computation of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
**	Incorporated by reference to the exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
***	Incorporated by reference to the same numbered exhibits as filed in the Company's Quarterly Report on Form 10-Q, filed November 12, 2003.
****	Incorporated by reference to exhibits 10.19 to 10.21 as filed in the Company's Annual Report on Form 10-K/A, filed June 27, 2002.
*****	Incorporated by reference to Exhibit 10.25 filed in the Company''s Current report on Form 8-K, filed December 21, 2004.
(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 3, 2004, attaching a press release announcing earnings for the quarter ended September 30, 2004.
The Company filed a Current Report on Form 8-K dated December 21, 2004, disclosing that it had entered into a Second Amended and Restated Revolving credit and term Loan Agreement.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sovran Holdings Inc., as general partner of registrant, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2005	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sovran Holdings, Inc., as general partner of the registrant, and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 15, 2005
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ John Burns John Burns	Director	March 15, 2005
/s/ Michael A. Elia Michael A. Elia	Director	March 15, 2005
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 15, 2005
/s/ Charles E. Lannon Charles E. Lannon	Director	March 15, 2005


Sovran Acquisition Limited Partnership

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2004
		Initial Cost to Operating Partnership			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Encum- brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA		$ 363	$ 1,679	$ 337	$ 363	$ 2,016	$ 2,379	$ 475	6/26/95
Boston-Metro II	MA		680	1,616	301	680	1,917	2,597	444	6/26/95
E. Providence	RI		345	1,268	269	344	1,538	1,882	368	6/26/95
Charleston I	SC		416	1,516	324	416	1,840	2,256	465	6/26/95
Lakeland I	FL		397	1,424	230	397	1,654	2,051	413	6/26/95
Charlotte	NC		308	1,102	436	308	1,538	1,846	346	6/26/95
Tallahassee I	FL		770	2,734	1,732	770	4,466	5,236	946	6/26/95
Youngstown	OH		239	1,110	365	239	1,475	1,714	383	6/26/95
Cleveland-Metro II	OH		701	1,659	534	701	2,193	2,894	494	6/26/95
Tallahassee II	FL		204	734	788	204	1,522	1,726	290	6/26/95
Pt. St. Lucie	FL		395	1,501	392	395	1,893	2,288	491	6/26/95
Deltona	FL		483	1,752	496	483	2,248	2,731	536	6/26/95
Middletown	NY		224	808	715	224	1,523	1,747	357	6/26/95
Buffalo I	NY		423	1,531	1,449	497	2,906	3,403	649	6/26/95
Rochester I	NY		395	1,404	203	395	1,607	2,002	389	6/26/95
Salisbury	MD		164	760	295	164	1,055	1,219	239	6/26/95
New Bedford	MA		367	1,325	339	367	1,664	2,031	452	6/26/95
Fayetteville	NC		853	3,057	415	853	3,472	4,325	805	6/26/95
Jacksonville I	FL		152	728	272	152	1,000	1,152	285	6/26/95
Columbia I	SC		268	1,248	248	268	1,496	1,764	404	6/26/95
Rochester II	NY		230	847	240	234	1,083	1,317	266	6/26/95
Savannah I	GA		463	1,684	1,336	463	3,020	3,483	633	6/26/95
Greensboro	NC		444	1,613	382	444	1,995	2,439	523	6/26/95
Raleigh I	NC		649	2,329	517	649	2,846	3,495	687	6/26/95

New Haven	CT	387	1,402	433	387	1,835	2,222	414	6/26/95
Atlanta-Metro I	GA	844	2,021	491	844	2,512	3,356	581	6/26/95
Atlanta-Metro II	GA	302	1,103	222	303	1,324	1,627	360	6/26/95
Buffalo II	NY	315	745	877	315	1,622	1,937	284	6/26/95
Raleigh II	NC	321	1,150	319	321	1,469	1,790	360	6/26/95
Columbia II	SC	361	1,331	323	374	1,641	2,015	419	6/26/95
Columbia III	SC	189	719	444	189	1,163	1,352	289	6/26/95
Columbia IV	SC	488	1,188	332	488	1,520	2,008	399	6/26/95
Atlanta-Metro III	GA	430	1,579	221	430	1,800	2,230	488	6/26/95
Orlando I	FL	513	1,930	331	513	2,261	2,774	584	6/26/95
Sharon	PA	194	912	291	194	1,203	1,397	297	6/26/95
Ft. Lauderdale	FL	1,503	3,619	517	1,503	4,136	5,639	1,024	6/26/95
West Palm I	FL	398	1,035	171	398	1,206	1,604	341	6/26/95
Atlanta-Metro IV	GA	423	1,015	258	424	1,272	1,696	334	6/26/95
Atlanta-Metro V	GA	483	1,166	195	483	1,361	1,844	363	6/26/95
Atlanta-Metro VI	GA	308	1,116	354	308	1,470	1,778	412	6/26/95
Atlanta-Metro VII	GA	170	786	303	174	1,085	1,259	297	6/26/95
Atlanta-Metro VIII	GA	413	999	493	413	1,492	1,905	401	6/26/95
Baltimore I	MD	154	555	499	306	902	1,208	209	6/26/95
Baltimore II	MD	479	1,742	867	479	2,609	3,088	549	6/26/95
Augusta I	GA	357	1,296	421	357	1,717	2,074	407	6/26/95
Macon I	GA	231	1,081	266	231	1,347	1,578	335	6/26/95
Melbourne I	FL	883	2,104	1,399	883	3,503	4,386	760	6/26/95
Newport News	VA	316	1,471	595	316	2,066	2,382	505	6/26/95
Pensacola I	FL	632	2,962	787	651	3,730	4,381	945	6/26/95
Augusta II	GA	315	1,139	437	315	1,576	1,891	371	6/26/95
Hartford-Metro I	CT	715	1,695	433	715	2,128	2,843	493	6/26/95
Atlanta-Metro IX	GA	304	1,118	551	304	1,669	1,973	396	6/26/95
Alexandria	VA	1,375	3,220	867	1,376	4,086	5,462	944	6/26/95
Pensacola II	FL	244	901	241	244	1,142	1,386	345	6/26/95
Melbourne II	FL	834	2,066	180	835	2,245	3,080	648	6/26/95
Hartford-Metro II	CT	234	861	1,642	612	2,125	2,737	310	6/26/95
Atlanta-Metro X	GA	256	1,244	1,001	256	2,245	2,501	414	6/26/95
Norfolk I	VA	313	1,462	645	313	2,107	2,420	479	6/26/95
Norfolk II	VA	278	1,004	223	278	1,227	1,505	348	6/26/95
Birmingham I	AL	307	1,415	353	307	1,768	2,075	432	6/26/95
Birmingham II	AL	730	1,725	430	730	2,155	2,885	537	6/26/95
Montgomery I	AL	863	2,041	483	863	2,524	3,387	603	6/26/95

Jacksonville II	FL		326	1,515	290	326	1,805	2,131	437	6/26/95
Pensacola II	FL		369	1,358	1,429	369	2,787	3,156	534	6/26/95
Pensacola IV	FL		244	1,128	147	244	1,275	1,519	353	6/26/95
Pensacola V	FL		226	1,046	458	226	1,504	1,730	381	6/26/95
Tampa I	FL		1,088	2,597	777	1,088	3,374	4,462	812	6/26/95
Tampa II	FL		526	1,958	555	526	2,513	3,039	652	6/26/95
Tampa III	FL		672	2,439	446	672	2,885	3,557	714	6/26/95
Jackson I	MS		343	1,580	220	343	1,800	2,143	475	6/26/95
Jackson II	MS		209	964	471	209	1,435	1,644	383	6/26/95
Richmond	VA		443	1,602	584	443	2,186	2,629	520	8/25/95
Orlando II	FL		1,161	2,755	786	1,162	3,540	4,702	822	9/29/95
Birmingham III	AL		424	1,506	504	424	2,010	2,434	572	1/16/96
Macon II	GA		431	1,567	535	431	2,102	2,533	461	12/1/95
Harrisburg I	PA		360	1,641	361	360	2,002	2,362	490	12/29/95
Harrisburg II	PA	(1)	627	2,224	560	648	2,763	3,411	622	12/29/95
Syracuse I	NY		470	1,712	1,037	472	2,747	3,219	481	12/27/95
Ft. Myers	FL		205	912	166	206	1,077	1,283	346	12/28/95
Ft. Myers II	FL		412	1,703	343	413	2,045	2,458	624	12/28/95
Newport News II	VA		442	1,592	195	442	1,787	2,229	413	1/5/96
Montgomery II	AL		353	1,299	223	353	1,522	1,875	389	1/23/96
Charlestown II	SC		237	858	369	232	1,232	1,464	301	3/1/96
Tampa IV	FL		766	1,800	577	766	2,377	3,143	478	3/28/96
Arlington I	TX		442	1,767	243	442	2,010	2,452	444	3/29/96
Arlington II	TX		408	1,662	459	408	2,121	2,529	523	3/29/96
Ft. Worth	TX		328	1,324	193	328	1,517	1,845	345	3/29/96
San Antonio I	TX		436	1,759	978	436	2,737	3,173	538	3/29/96
San Antonio II	TX		289	1,161	340	289	1,501	1,790	374	3/29/96
Syracuse II	NY		481	1,559	1,937	671	3,306	3,977	500	6/5/96
Montgomery III	AL		279	1,014	965	433	1,825	2,258	331	5/21/96
West Palm II	FL		345	1,262	215	345	1,477	1,822	337	5/29/96
Ft. Myers III	FL		229	884	277	229	1,161	1,390	244	5/29/96
Pittsburgh	PA		545	1,940	285	545	2,225	2,770	474	6/19/96
Lakeland II	FL		359	1,287	947	359	2,234	2,593	455	6/26/96
Springfield	MA		251	917	2,015	297	2,886	3,183	442	6/28/96
Ft. Myers IV	FL		344	1,254	210	310	1,498	1,808	334	6/28/96
Baltimore III	MD		777	2,770	139	777	2,909	3,686	627	7/26/96
Jacksonville III	FL		568	2,028	797	568	2,825	3,393	582	8/23/96
Jacksonville IV	FL		436	1,635	406	436	2,041	2,477	477	8/26/96

Pittsburgh II	PA		627	2,257	786	631	3,039	3,670	686	8/28/96
Jacksonville V	FL		535	2,033	214	538	2,244	2,782	556	8/30/96
Charlotte II	NC		487	1,754	93	487	1,847	2,334	394	9/16/96
Charlotte III	NC		315	1,131	248	315	1,379	1,694	282	9/16/96
Orlando III	FL		314	1,113	670	314	1,783	2,097	357	10/30/96
Rochester III	NY		704	2,496	599	707	3,092	3,799	554	12/20/96
Youngstown II	OH		600	2,142	202	600	2,344	2,944	470	1/10/97
Cleveland III	OH		751	2,676	1,149	751	3,825	4,576	664	1/10/97
Cleveland IV	OH		725	2,586	839	725	3,425	4,150	674	1/10/97
Cleveland V	OH	(1)	637	2,918	764	641	3,678	4,319	816	1/10/97
Cleveland VI	OH		495	1,781	487	495	2,268	2,763	454	1/10/97
Cleveland VII	OH		761	2,714	748	761	3,462	4,223	714	1/10/97
Cleveland VIII	OH		418	1,921	1,219	418	3,140	3,558	599	1/10/97
Cleveland IX	OH		606	2,164	337	606	2,501	3,107	510	1/10/97
Grand Rapids II	MI		219	790	660	219	1,450	1,669	291	1/17/97
Holland	MI		451	1,830	1,067	451	2,897	3,348	637	1/17/97
San Antonio III	TX	(1)	474	1,686	167	474	1,853	2,327	371	1/30/97
Universal	TX		346	1,236	151	346	1,387	1,733	288	1/30/97
San Antonio IV	TX		432	1,560	1,427	432	2,987	3,419	453	1/30/97
Houston-Eastex	TX		634	2,565	1,020	634	3,585	4,219	599	3/26/97
Houston-Nederland	TX		566	2,279	194	566	2,473	3,039	481	3/26/97
Houston-College	TX		293	1,357	230	293	1,587	1,880	313	3/26/97
Lynchburg-Lakeside	VA		335	1,342	829	335	2,171	2,506	385	3/31/97
Lynchburg-Timberlake	VA		328	1,315	590	328	1,905	2,233	386	3/31/97
Lynchburg-Amherst	VA		155	710	239	152	952	1,104	212	3/31/97
Christiansburg	VA		245	1,120	145	245	1,265	1,510	253	3/31/97
Chesapeake	VA		260	1,043	933	260	1,976	2,236	279	3/31/97
Danville	VA		326	1,488	54	326	1,542	1,868	303	3/31/97
Orlando-W 25th St.	FL		289	1,160	324	290	1,483	1,773	281	3/31/97
Delray I-Mini	FL		491	1,756	520	491	2,276	2,767	478	4/11/97
Savannah II	GA		296	1,196	139	296	1,335	1,631	277	5/8/97
Delray II-Safeway	FL		921	3,282	326	921	3,608	4,529	721	5/21/97
Cleveland X-Avon	OH		301	1,214	1,063	304	2,274	2,578	329	6/4/97
Dallas-Skillman	TX		960	3,847	960	960	4,807	5,767	997	6/30/97
Dallas-Centennial	TX		965	3,864	985	943	4,871	5,814	979	6/30/97
Dallas-Samuell	TX	(1)	570	2,285	440	570	2,725	3,295	602	6/30/97
Dallas-Hargrove	TX		370	1,486	337	370	1,823	2,193	438	6/30/97
Houston-Antione	TX		515	2,074	324	515	2,398	2,913	526	6/30/97
Atlanta-Alpharetta	GA		1,033	3,753	295	1,033	4,048	5,081	833	7/24/97

Atlanta-Marietta	GA	(1)	769	2,788	101	771	2,887	3,658	572	7/24/97
Atlanta-Doraville	GA		735	3,429	135	735	3,564	4,299	688	8/21/97
Greensboro-Hilltop	NC		268	1,097	149	268	1,246	1,514	242	9/25/97
GreensboroStgCch	NC		89	376	935	89	1,311	1,400	193	9/25/97
Baton Rouge-Airline	LA	(1)	396	1,831	294	396	2,125	2,521	424	10/9/97
Baton Rouge-Airline2	LA		282	1,303	166	282	1,469	1,751	307	11/21/97
Harrisburg-Peiffers	PA		635	2,550	127	637	2,675	3,312	485	12/3/97
Chesapeake-Military	VA		542	2,210	177	542	2,387	2,929	446	2/5/98
Chesapeake-Volvo	VA		620	2,532	794	620	3,326	3,946	536	2/5/98
Virginia Beach Shell	VA		540	2,211	163	540	2,374	2,914	443	2/5/98
Virginia Beach Central	VA		864	3,994	527	864	4,521	5,385	806	2/5/98
Norfolk-Naval Base	VA		1,243	5,019	576	1,243	5,595	6,838	965	2/5/98
Tampa-E. Hillsborough	FL		709	3,235	597	709	3,832	4,541	783	2/4/98
Harriman	NY		843	3,394	282	843	3,676	4,519	669	2/4/98
Greenboro-High Point	NC		397	1,834	371	397	2,205	2,602	394	2/10/98
Lynchburg-Timberlake	VA		488	1,746	291	488	2,037	2,525	343	2/18/98
Salem	MA		733	2,941	653	733	3,594	4,327	652	3/3/98
Chattanooga-Lee Hwy.	TN		384	1,371	273	384	1,644	2,028	336	3/27/98
Chattanooga-Hwy. 58	TN		296	1,198	760	296	1,958	2,254	299	3/27/98
Ft. Oglethorpe	GA		349	1,250	296	349	1,546	1,895	272	3/27/98
Birmingham-Walt	AL		544	1,942	641	544	2,583	3,127	519	3/27/98
East Greenwich	RI		702	2,821	757	702	3,578	4,280	562	3/26/98
Durham-Hillborough	NC		775	3,103	541	775	3,644	4,419	599	4/9/98
Durham-Cornwallis	NC		940	3,763	433	940	4,196	5,136	695	4/9/98
Salem-Policy	NH		742	2,977	98	742	3,075	3,817	520	4/7/98
Warren-Elm	OH	(1)	522	1,864	676	532	2,530	3,062	391	4/22/98
Warren-Youngstown	OH		512	1,829	154	512	1,983	2,495	328	4/22/98
Waterford-Highland	MI		1,487	5,306	617	1,487	5,923	7,410	1,030	4/28/98
Indian Harbor	FL		662	2,654	266	662	2,920	3,582	496	6/2/98
Jackson 3 - I55	MS		744	3,021	86	744	3,107	3,851	542	5/13/98
Katy-N. Fry	TX		419	1,524	792	419	2,316	2,735	301	5/20/98
Hollywood-Sheridan	FL		1,208	4,854	212	1,208	5,066	6,274	871	7/1/98
Pompano Beach - Atlantic	FL		944	3,803	206	944	4,009	4,953	691	7/1/98
Pompano Beach - Sample	FL		903	3,643	314	903	3,957	4,860	666	7/1/98
Boca Raton-18th St.	FL		1,503	6,059	501	1,503	6,560	8,063	1,099	7/1/98
Vero Beach	FL		489	1,813	47	489	1,860	2,349	343	6/12/98
Humble	TX		447	1,790	566	447	2,356	2,803	384	6/16/98
Houston-Old Katy	TX	(1)	659	2,680	74	659	2,754	3,413	447	6/19/98

Webster	TX		635	2,302	60	635	2,362	2,997	405	6/19/98
Carrollton	TX		548	1,988	256	548	2,244	2,792	365	6/19/98
Hollywood-N. 21st.	FL		840	3,373	229	840	3,602	4,442	619	8/3/98
San Marcos	TX		324	1,493	309	324	1,802	2,126	317	6/30/98
Austin-McNeil	TX		492	1,995	209	510	2,186	2,696	384	6/30/98
Austin-FM	TX		484	1,951	322	481	2,276	2,757	370	6/30/98
Jacksonville-Center	NC		327	1,329	68	327	1,397	1,724	241	8/6/98
Jacksonville-Gum Branch	NC		508	1,815	171	508	1,986	2,494	336	8/17/98
Jacksonville-N. Marine	NC		216	782	398	216	1,180	1,396	252	9/24/98
Euless	TX		550	1,998	591	550	2,589	3,139	353	9/29/98
N. Richland Hills	TX		670	2,407	801	670	3,208	3,878	428	10/9/98
Batavia	OH		390	1,570	196	390	1,766	2,156	309	11/19/98
Jackson-N. West	MS		460	1,642	316	460	1,958	2,418	423	12/1/98
Katy-Franz	TX		507	2,058	102	507	2,160	2,667	341	12/15/98
W. Warwick	RI		447	1,776	655	447	2,431	2,878	347	2/2/99
Lafayette-Pinhook 1	LA		556	1,951	770	556	2,721	3,277	540	2/17/99
Lafayette-Pinhook 2	LA		708	2,860	165	708	3,025	3,733	461	2/17/99
Lafayette-Ambassador	LA		314	1,095	517	314	1,612	1,926	346	2/17/99
Lafayette-Evangeline	LA		188	652	649	188	1,301	1,489	284	2/17/99
Lafayette-Guilbeau	LA		963	3,896	364	963	4,260	5,223	611	2/17/99
Gilbert-Elliott Rd.	AZ		651	2,600	605	772	3,084	3,856	419	5/18/99
Glendale-59th Ave.	AZ		565	2,596	372	565	2,968	3,533	402	5/18/99
Mesa-Baseline	AZ		330	1,309	82	326	1,395	1,721	207	5/18/99
Mesa-E. Broadway	AZ		339	1,346	360	339	1,706	2,045	220	5/18/99
Mesa-W. Broadway	AZ		291	1,026	158	291	1,184	1,475	175	5/18/99
Mesa-Greenfield	AZ		354	1,405	121	354	1,526	1,880	222	5/18/99
Phoenix-Camelback	AZ		453	1,610	399	453	2,009	2,462	265	5/18/99
Phoenix-Bell	AZ		872	3,476	534	872	4,010	4,882	616	5/18/99
Phoenix-35th Ave.	AZ		849	3,401	364	849	3,765	4,614	520	5/21/99
Westbrook	ME		410	1,626	376	410	2,002	2,412	278	8/2/99
Cocoa	FL		667	2,373	529	667	2,902	3,569	410	9/29/99
Cedar Hill	TX		335	1,521	194	335	1,715	2,050	264	11/9/99
Monroe	NY		276	1,312	65	276	1,377	1,653	177	2/2/00
N. Andover	MA		633	2,573	101	633	2,674	3,307	333	2/15/00
Seabrook	TX		633	2,617	101	633	2,718	3,351	356	3/1/00
Plantation	FL		384	1,422	112	384	1,534	1,918	207	5/2/00
Birmingham-Bessemer	AL		254	1,059	89	254	1,148	1,402	128	11/15/00
Dracut	MA	(1)	1,035	3,737	137	1,035	3,874	4,909	310	12/1/01

Methuen	MA	(1)	1,024	3,649	130	1,024	3,779	4,803	295	12/1/01
Columbia	SC	(1)	883	3,139	173	883	3,312	4,195	278	12/1/01
Myrtle Beach	SC	(1)	552	1,970	257	552	2,227	2,779	197	12/1/01
Kingsland	GA	(1)	470	1,902	424	470	2,326	2,796	208	12/1/01
Saco	ME	(1)	534	1,914	74	534	1,988	2,522	158	12/3/01
Plymouth	MA		1,004	4,584	131	1,004	4,715	5,719	358	12/19/01
Sandwich	MA	(1)	670	3,060	137	670	3,197	3,867	255	12/19/01
Syracuse	NY	(1)	294	1,203	180	294	1,383	1,677	124	2/5/02
Houston-Westward	TX	(1)	853	3,434	364	855	3,796	4,651	291	2/13/02
Houston-Boone	TX	(1)	250	1,020	246	252	1,264	1,516	91	2/13/02
Houston-Cook	TX	(1)	285	1,160	57	287	1,215	1,502	97	2/13/02
Houston-Harwin	TX	(1)	449	1,816	307	451	2,121	2,572	149	2/13/02
Houston-Hempstead	TX	(1)	545	2,200	151	546	2,350	2,896	178	2/13/02
Houston-Kuykendahl	TX	(1)	517	2,090	381	519	2,469	2,988	195	2/13/02
Houston-Hwy 249	TX	(1)	299	1,216	303	301	1,517	1,818	111	2/13/02
Mesquite-Hwy 80	TX	(1)	463	1,873	133	465	2,004	2,469	153	2/13/02
Mesquite-Franklin	TX	(1)	734	2,956	65	736	3,019	3,755	228	2/13/02
Dallas-Plantation	TX	(1)	394	1,595	63	395	1,657	2,052	128	2/13/02
San Antonio-Hunt	TX	(1)	381	1,545	60	383	1,603	1,986	125	2/13/02
Humble-5250 FM	TX		919	3,696	226	919	3,922	4,841	248	6/19/02
Pasadena	TX		612	2,468	34	612	2,502	3,114	161	6/19/02
League City	TX		689	3,159	73	689	3,232	3,921	205	6/19/02
Montgomery	TX		817	3,286	19	817	3,305	4,122	211	6/19/02
Texas City	TX		817	3,286	49	817	3,335	4,152	214	6/19/02
Houston-Hwy 6	TX		407	1,650	83	407	1,733	2,140	111	6/19/02
Lumberton	TX		817	3,287	105	817	3,392	4,209	216	6/19/02
The Hamptons	NY		2,207	8,866	333	2,207	9,199	11,406	459	12/16/02
The Hamptons	NY		1,131	4,564	416	1,131	4,980	6,111	245	12/16/02
The Hamptons	NY		635	2,918	179	635	3,097	3,732	155	12/16/02
The Hamptons	NY		1,251	5,744	229	1,252	5,972	7,224	300	12/16/02
Dallas	TX		1,039	4,201	24	1,039	4,225	5,264	145	8/26/03
Dallas	TX		827	3,776	33	827	3,809	4,636	120	10/1/03
Stamford	CT		2,713	11,013	19	2,713	11,032	13,745	213	3/17/04
Houston	TX		773	3,170	13	773	3,183	3,956	50	5/19/04
Houston	TX		1,195	4,877	13	1,195	4,890	6,085	75	5/19/04
Houston	TX		1,103	4,550	149	1,103	4,699	5,802	73	5/19/04
Houston	TX		1,061	4,427	25	1,061	4,452	5,513	72	5/19/04
Houston	TX		388	1,640	15	388	1,655	2,043	28	5/19/04
Clearwater	FL		1,720	6,986	12	1,720	6,998	8,718	106	6/3/04

Houston	TX	1,167	4,744	17	1,167	4,761	5,928	62	6/23/04
Chattanooga	TN	1,365	5,569	93	1,365	5,662	7,027	61	8/4/04
Austin	TX	2,047	5,857	28	2,051	5,881	7,932	63	8/5/04
Corporate Office	NY	0	68	8,861	1,614	7,315	8,929	2,212	1/1/95
		$145,539 ======	$550,075 =======	$115,902 =======	$148,341 =======	$663,175 ======	$811,516 =======	$109,750 =======

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $46.1 million at December 31, 2004.

	December 31, 2004		December 31, 2003		December 31, 2002
Cost:
Balance at beginning of period		$ 739,836		$ 710,841		$ 611,289
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 66,373 18,075		$ - 11,007 21,812		$ - 81,819 17,934
		84,448		32,819		99,753
Deductions during period: Cost of real estate sold	(12,768)	(12,768)	(3,824)	(3,824)	(201)	(201)

Balance at close of period		$811,516 =======		$739,836 =======		$710,841 =======

Accumulated Depreciation:
Balance at beginning of period		$ 92,498		$ 75,344		$ 59,091
Additions during period: Depreciation expense	$ 19,175	19,175	$ 18,079	18,079	$ 16,344	16,344

Deductions during period:
Accumulated depreciation of real estate sold	(1,923)	(1,923)	(925)	(925)	(91)	(91)
Balance at close of period		$ 109,750 =======		$ 92,498 =======		$ 75,344 =======


Exhibit (12.1)

Statement Re: Computation of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands
	Year ended December 31,
	2004	2003	2002	2001	2000
Earnings:
Income from continuing operations before minority interest in consolidated subsidiaries and income or loss from equity investees	$32,033	$29,190	$27,531	$25,123	$26,887
Fixed charges	25,296	25,534	20,805	17,955	21,279
Preferred dividend requirements of consolidated subsidiaries	(7,168)	(8,818)	(5,093)	(2,955)	(2,955)
Earnings (1)	50,161	45,906	43,243	40,123	45,211

Fixed charges:
Interest expense	17,408	15,102	14,664	13,940	17,497
Amortization of financing fees	720	1,614	1,048	1,060	827
Preferred stock dividends	7,168	8,818	5,093	2,955	2,955
Fixed charges (2)	$25,296	$25,534	$20,805	$17,955	$21,279

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	1.98	1.80	2.08	2.23	2.12


Exhibit 23

Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in the Registration Statements (Form S-3, No. 333-51169 and Form S-3 No. 333-118223) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in each related Prospectus of our reports dated March 4, 2005, with respect to the consolidated financial statements and schedule of Sovran Acquisition Limited Partnership, Sovran Acquisition Limited Partnership management''s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Acquisition Limited Partnership, included in this Annual Report (Form 10-K) for the year ended December 31, 2004.
/s/ Ernst & Young LLP
March 11, 2005 Buffalo, New York


Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, Robert J. Attea, certify that:
1.	I have reviewed this annual report on Form 10-K of Sovran Acquisition Limited Partnership;
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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

d)

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

Date:          March 15, 2005
/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership


Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, David L. Rogers, certify that:
1.	I have reviewed this annual report on Form 10-K of Sovran Acquisition Limited Partnership;
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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

d)

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

Date:          March 15, 2005
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
1)

The Annual Report on Form 10-K of the Operating Partnership for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          March 15, 2005
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership