Form 10-K/A
period 2004-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2006-01-06
CIK 1060224


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ X ]  No [  ]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]  No [ X ]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X ]  No  [   ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [ X ]

          As of March 1, 2005, 16,555,390 Units of Limited Partnership Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2005 (Part III).


EXPLANATORY NOTE

          This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed on March 15, 2005, is being filed for the sole purpose of correcting the Report of Independent Registered Public Accounting Firm, which inadvertently excluded the fourth paragraph as required by paragraph 170 of the Public Company Accounting Oversight Board Auditing Standard No. 2.

          This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment No. 1 contains only sections and exhibits to the Form 10-K that are being amended. Accordingly, the sections of and exhibits to the Form 10-K as originally filed that are not included herein are unchanged and continue in full force and effect as originally filed and should be read in conjunction with this Form 10-K/A.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Acquisition Limited Partnership's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 4, 2005 Buffalo, New York


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except unit data)	2004	2003
Assets
Investment in storage facilities:
Land	$ 148,341	$ 134,248
Building and equipment	663,175	593,041
	811,516	727,289
Less: accumulated depreciation	(109,750)	(90,682)
Investment in storage facilities, net	701,766	636,607
Cash and cash equivalents	3,105	20,101
Accounts receivable	1,530	1,626
Receivable from related parties	90	95
Receivable from joint ventures	2,593	2,133
Investment in joint ventures	1,113	2,926
Prepaid expenses	3,282	3,093
Other assets	6,094	6,079
Net assets of discontinued operations	-	10,676
Total Assets	$ 719,573 =======	$ 683,336 =======
Liabilities
Line of credit	$43,000	$9,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	8,822	10,069
Deferred revenue	3,824	3,440
Fair value of interest rate swap agreements	3,425	7,835
Accrued distributions	9,962	8,592
Mortgage payable	46,075	46,819
Total Liabilities	315,108	285,755
Minority interest - consolidated joint venture	15,007	15,713

Limited partners' capital interest (494,269 units in 2004 and 540,745 units in 2003	20,829	20,089

Partners' Capital
General partner (219,567 units outstanding in 2004 and 2003, respectively)	4,233	4,436
Limited partner (15,752,660 and 14,040,296 units outstanding in 2004 and 2003, respectively)	307,650	264,923
Preferred partners (0 and 1,200,000 Series B Preferred Units outstanding in 2004 and 2003, respectively) at liquidation preference	-	30,000
Preferred partners (2,400,000 and 2,800,000 Series C Preferred Units outstanding in 2004 and 2003, respectively) at liquidation preference	60,000	70,000
Accumulated other comprehensive loss	(3,254)	(7,580)
Total Partners' Capital	368,629	361,779
Total Liabilities and Partners' Capital	$ 719,573 =======	$ 683,336 =======
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

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
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

          We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", to determine whether the rights held by other investors constitute "important rights" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a


corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.

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

          Recent Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Operating Partnership has evaluated the impact of adopting FIN 46-R applicable to entities that are not special purpose entities created prior to February 1, 2003 and does not believe that any of our investments in joint ventures or partially owned subsidiaries require consolidation under the provisions of FIN46-R.

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

          The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at December 31, 2004. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation


methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

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

          The Company has also issued 142,042 shares of restricted stock to employees which vest over four to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $39.475. The Operating Partnership charges unearned restricted stock, a component of partners' capital, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

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

(a) Figures as presented in this table differ from the amounts as presented in the Operating Partnership's quarterly reports due to the impact of discontinued operations accounting with respect to the five stores sold in 2004 as described in Note 5.

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

Management's Report on Internal Control Over Financial Reporting

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


Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Sovran Acquisition Limited Partnership (the "Operating Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Operating Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

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

3.5**	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 8.375% Series C Convertible Cumulative Redeemable Preferred Stock

10.2*	Form of Non-competition Agreement between the Company and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Company and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Company and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Company and David L. Rogers.

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Company's Proxy Statement filed April 12, 2001.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Company's Proxy Statement field April 8, 2004.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Company and certain Officers and Directors of the Company.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Company and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Company and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.16 ****	Employment Agreement between the Company and Robert J. Attea.


10.17 ****	Employment Agreement between the Company and Kenneth F. Myszka.

10.18 ****	Employment Agreement between the Company and David L. Rogers.
10.19**

Securities Purchase Agreement among the Company, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors.

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to the same numbered exhibit to the Company's Form 10-K filed March 27, 2003.)
10.23 *****	Second Amended and Restated Revolving Credit and Term Loan Agreement among the Company, the Partnership, Fleet National Bank and other lenders named therein.
10.24 ***	Note Purchase Agreement among the Company, the Partnership and the purchaser named therein.
12.1 ******	Statement Re: Computation of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
**	Incorporated by reference to the exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
***	Incorporated by reference to the same numbered exhibits as filed in the Company's Quarterly Report on Form 10-Q, filed November 12, 2003.
****	Incorporated by reference to exhibits 10.19 to 10.21 as filed in the Company's Annual Report on Form 10-K/A, filed June 27, 2002.
*****	Incorporated by reference to Exhibit 10.25 filed in the Company's Current report on Form 8-K, filed December 21, 2004.

******	Incorporated by reference to Exhibit 12.1 filed in the Operating Partnership's Annual Report on Form 10-K, filed March 15, 2005
	(b)	Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 3, 2004, attaching a press release announcing earnings for the quarter ended September 30, 2004.
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

January 6, 2006	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sovran Holdings, Inc., as general partner of the registrant, and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	January 6, 2006
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	January 6, 2006
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	January 6, 2006
/s/ John Burns John Burns	Director	January 6, 2006
/s/ Michael A. Elia Michael A. Elia	Director	January 6, 2006
/s/ Anthony P. Gammie Anthony P. Gammie	Director	January 6, 2006
/s/ Charles E. Lannon Charles E. Lannon	Director	January 6, 2006


Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3, No. 333-51169 and Form S-3 No. 333-118223) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in each related Prospectus of our reports dated March 4, 2005, with respect to the consolidated financial statements and schedule of Sovran Acquisition Limited Partnership, Sovran Acquisition Limited Partnership management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Acquisition Limited Partnership, included in this Form 10-K/A.

/s/ Ernst & Young LLP
January 5, 2006 Buffalo, New York


Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, Robert J. Attea, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Sovran Acquisition Limited Partnership;
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

Date:          January 6, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership


Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, David L. Rogers, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Sovran Acquisition Limited Partnership;
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

Date:          January 6, 2006
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
1)

The Annual Report on Form 10-K/A of the Operating Partnership for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          January 6, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership