Form 10-K
period 2005-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2006-03-13
CIK 1060224


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File Number: 02-24071

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

Yes  [ X ]     No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the exchange Act).   Large Accelerated Filer   [ X ]   Accelerated Filer   [   ]   Non-accelerated Filer   [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]     No  [ X ]


     As of March 1, 2006, 18,103,122 Units of Limited Partnership Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006 (Part III).

Exhibit Index is on Pages 49-51
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

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of the Company's business and owns substantially all of the Company's assets. The Operating Partnership is the sixth largest operator of self-storage properties in the United States. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company's privately owned predecessor organizations. The term "Company" as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only. The term "Operating Partnership" as used herein means Sovran Acquisition Limited Partnership.

          At December 31, 2005, the Company is a 97.3% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


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

          At March 1, 2006, the Operating Partnership owned and/or managed 290 Properties consisting of approximately 17.6 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Operating Partnership. The Operating Partnership is the sixth largest operator of self-storage properties in the United States based on facilities owned and/or managed. The Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

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

          According to published data, of the approximately 41,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

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


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

Ancillary Income:

          Our stores are essentially retail operations and we have in excess of 120,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also offer renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Operating Partnership.

Information Systems:

          Our customized computer system performs billing, collections and reservation functions for each Property. It also tracks information used in developing marketing plans based on occupancy levels and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.

Property maintenance:

          All of our properties are subject to regular and routine maintenance procedures, which are designed to maintain the structure and appearance of our buildings and grounds. A staff headquartered in our principal office is responsible for the upkeep of the properties, and all maintenance service is contracted through local providers, such as lawn service, snowplowing, pest control, gate maintenance, HVAC repairs, paving, painting, roofing, etc. A codified set of specifications has been designed and is applied to all work performed on our Uncle Bob's stores. As with many other aspects of our Operating Partnership, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel and overhead absorption.

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


Insurance

          Each of the Properties is covered by fire and property insurance (including comprehensive liability), and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring free title to the Operating Partnership-owned Properties in an aggregate amount that we believe to be adequate.

Federal Income Tax

          The Operating Partnership does not pay federal income taxes because we qualify as a partnership for federal and state income tax purposes and our partners are required to include their respective shares of profits and losses in their income tax returns.

Competition

          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective customers' needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends significantly on local market conditions. We seek to locate facilities so as not to cause our Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

          Several of our competitors, including Public Storage, Shurgard, U-Haul, and Extra Space Storage, are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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

          No storage facilities were sold in 2005, but during 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million, resulting in a net gain of $1.1 million. In 2000 and 2001, we "spun-off" non-core, slow-growth properties, into joint ventures. In cases where we have a less than 50% controlling interest in a joint venture and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item 8), the Properties of that joint venture are removed from our balance sheet and an investment in the joint venture is recorded. We record only our percentage share of the operating results of unconsolidated joint ventures. These ventures may allow us to (i) increase incremental revenues through management fees, (ii) provide returns on our


equity in the joint venture, and (iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, we sold seven facilities for approximately $20 million to an unconsolidated joint venture in which we retained a 45% interest. All eleven properties in the unconsolidated joint venture are managed by us under an agreement. In cases where we are deemed to have a greater than 50% controlling interest and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item 8), the joint venture is consolidated with our financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by us.

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

Borrowing Policy

          Our Board of Directors currently limit the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Units plus our debt (Market Capitalization). We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

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

Employees

          We currently employ a total of 867 employees, including 290 Property Managers, 17 Regional Team Leaders, and 448 assistant managers and part-time employees. At our headquarters, in addition to our three executive officers, we employ 109 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.


Available Information

          We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our code of ethics and Charters of our Governance, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.

          Also, copies of our annual report and Charters of our Governance, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Buffalo, NY 14221.
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

We May Incur Problems With Our Real Estate Financing

          Unsecured Credit Facility. We have a line of credit with a syndicate of financial institutions, which are our "lenders." This unsecured credit facility is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our unitholders, except for distributions required by the real estate investment trust provisions of the Internal Revenue Code of 1986, which we refer to as the "Code" and in other limited circumstances. If there is an event of default, our lenders may seek to exercise their rights under the unsecured credit facility, which could have a material adverse effect on us and our ability to make expected distributions to unitholders.

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


result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to unitholders.

Our Debt Levels May Increase

          Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of our issued and outstanding common stock and preferred stock plus the amount of our debt including the debt proposed to be incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, the Company's Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of our unitholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our bank credit arrangements and in our securities purchase agreement with holders of the Company's Series C preferred stock.

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

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

          Uninsured and Underinsured Losses Could Reduce the Value of our Properties. Some losses, generally of a catastrophic nature, that we potentially face with respect to our properties may be uninsurable or not insurable at an acceptable cost. For example, in 2005 and 2004, our income was adversely affected by uninsured losses resulting from hurricanes that hit the United States. Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to a particular property.

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


There are Limitations on the Ability to Change Control of Sovran

          Limitation on Ownership and Transfer of Shares. To maintain the Company's qualification as a REIT, not more than 50% in value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code. To limit the possibility that it will fail to qualify as a REIT under this test, the Company's Amended and Restated Articles of Incorporation include ownership limits and transfer restrictions on shares of its capital stock. The Company's Articles of Incorporation limit ownership of its issued and outstanding capital stock by any single shareholder to 9.8% of the aggregate value of its outstanding capital stock, except that the ownership by some of its shareholders is limited to 15%.

          These ownership limits may:
-	Have the effect of precluding an acquisition of control of Sovran by a third party without consent of our Board of Directors even if the change in control would be in the interest of shareholders, and
-

Limit the opportunity for shareholders to receive a premium for shares of its common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of its capital stock or to otherwise effect a change in control of Sovran.

          Sovran's Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize its status as a REIT under the Code or in the event it determines that it is no longer in the Company's best interests to be a REIT. Waivers have been granted to the holders of its Series C preferred stock. A transfer of Sovran's common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.

          Shareholder Rights Plan. The Company has a shareholder rights plan that grants the holders of its common stock rights that generally become exercisable if a person:
-	Becomes an "acquiring person" by acquiring 10% or more of the Company's outstanding common stock, or
-	Commences a tender offer that would result in that person owning 10% or more of the Company's outstanding common stock.

          The shareholder rights plan generally provides that the initial holders of the Company's Series C preferred stock are not considered acquiring persons by reason of their purchase from it of the Series C preferred stock or other related acquisitions, if those acquisitions are not made with the purpose or effect of changing or influencing control of Sovran. In the event a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to acquire a number of shares of the Company's Series A junior preferred stock that are equivalent to the shares of its common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after that event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring Company's common stock having a value of twice the exercise price of the right. The Company's shareholder rights plan may have the effect of delaying or preventing a change in control of Sovran.

          Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of the Company's outstanding common stock might receive a premium for their shares of its common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders' interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified


procedures be followed with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders' interest. Waivers and exemptions have been granted to the initial purchasers of our Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Operating Partnership's agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Operating Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Operating Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

The Failure of Sovran Self Storage, Inc. to Qualify as a REIT Would Have Adverse Consequences

          The Company intends to operate in a manner that will permit it to qualify as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon the Company's continuing ability to meet various requirements concerning, among other things, the ownership of its outstanding stock, the nature of its assets, the sources of its income and the amount of its distributions to our shareholders. If the Company were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be ineligible for qualification as a REIT for the four taxable years following the year during which its qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company's Board of Directors to revoke its REIT election.

Regional Concentration of our Business May Subject us to Economic Downturns in the States of Texas and Florida.

          At December 31, 2005, 112 of our 285 self-storage facilities are located in the States of Texas and Florida. For the year ended December 31, 2005, these facilities accounted for approximately 42.5% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

The Implementation of the Jobs and Growth Tax Relief Reconciliation Act of 2003 May Adversely Affect the Value of Our Common Stock

          On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief and Reconciliation Act of 2003, which provides favorable income tax rates for certain corporate dividends received by individuals through December 31, 2008. Under this new law, REIT dividends are not eligible for the preferential capital gain rates applicable to dividends unless the dividends are attributable to income that has been subject to corporate-level tax. As a result, substantially all of the distributions paid on shares of the Company's stock are not expected to qualify for those lower rates. This new law could cause stock in non-REIT corporations to be more attractive to investors relative to stock in REITs, which may negatively affect the value of, and the market for, the Company's common stock.

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


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

Item 1B. None.	Unresolved Staff Comments
Item 2.	Properties

          At December 31, 2005, we owned and/or managed a total of 285 Properties situated in twenty-one states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us.

          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 21,000 to 190,000 net rentable square feet, with an average of approximately 60,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

          All of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          The following table provides certain information regarding the Properties owned and/or managed as of December 31, 2005:

	Number of Stores at December 31, 2005 (a)	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	9	586,843	4,452	2.6%
Arizona	9	506,340	4,513	2.9%
Connecticut	5	295,119	2,776	2.5%
Florida	49	3,100,761	28,307	22.0%
Georgia	22	1,221,658	10,021	6.5%
Louisiana	8	460,070	3,878	2.2%
Maine	2	98,600	845	0.7%
Maryland	4	166,596	1,948	1.4%
Massachusetts	14	782,907	6,870	4.9%
Michigan	7	454,291	4,341	2.0%
Mississippi	4	200,331	1,555	1.2%
New Hampshire	1	62,055	546	0.4%
New York	18	968,819	9,141	7.8%
North Carolina	15	769,718	6,770	3.8%

Ohio	16	992,073	8,289	5.3%
Pennsylvania	6	369,830	2,884	2.0%
Rhode Island	4	168,016	1,563	1.3%
South Carolina	8	432,040	3,631	2.3%
Tennessee	3	211,434	1,790	1.1%
Texas	63	4,461,010	36,722	20.5%
Virginia	18	1,060,831	9,824	6.6%
Total	285 ===	17,369,342 ========	150,666 ======	100.0% ======

(a) Includes 274 stores that are consolidated in our financial statements and 11 stores that are managed under an agreement with an unconsolidated joint venture that is 45% owned by us. See attached "Schedule III: Combined Real Estate and Accumulated Depreciation" for a list of the stores consolidated in our financial statements.

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

          There is no established public trading market for Units. As of March 1, 2006, there were 14 holders of record of Units.

          The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.

History of Distributions Declared on Units
1st Quarter, 2004	$0.6025 per unit
2nd Quarter, 2004	$0.6025 per unit
3rd Quarter, 2004	$0.6050 per unit
4th Quarter, 2004	$0.6050 per unit
1st Quarter, 2005	$0.6050 per unit
2nd Quarter, 2005	$0.6050 per unit
3rd Quarter, 2005	$0.6150 per unit
4th Quarter, 2005	$0.6150 per unit

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


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

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth certain information as of December 31, 2005, with respect to equity compensation plans under which shares of the Company's Common Stock may be issued.
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance #

Equity compensation plans approved by shareholders:
2005 Award and Option Plan	24,000	$46.55	1,476,000
1995 Award and Option Plan	102,900	$28.31	0
1995 Outside Directors' Stock Option Plan	16,000	$39.78	28,388
Deferred Compensation Plan for Directors (1)	25,154	N/A	19,846
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)          Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors' fees that are otherwise payable in cash. Directors' fees that are deferred under the Plan will be credited to each Directors' account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors' fees deferred by the closing price of the Company's Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors' fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors' Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Item 6.	Selected Financial Data

          The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2005	2004	2003	2002	2001

Operating Data
Operating revenues	$ 138,305	$ 123,286	$ 111,414	$ 100,507	$ 89,425
Income from continuing operations	35,829	31,741	28,762	26,706	24,946
Income from discontinued operation (1)	-	1,306	837	775	785
Net income	35,829	33,047	29,599	27,481	25,731
Income from continuing operations per common unit - diluted	1.85	1.47	1.42	1.59	1.67
Net income per common unit - basic	1.87	1.56	1.49	1.67	1.75
Net income per common unit - diluted	1.85	1.55	1.48	1.65	1.74
Dividends declared per common unit	2.44	2.42	2.41	2.38	2.34

Balance Sheet Data Investment in storage facilities at cost	$893,980	$811,516	$727,289	$698,334	$598,961
Total assets	784,376	719,573	683,336	652,213	567,717
Total debt	339,144	289,075	255,819	252,452	241,190
Total liabilities	365,037	315,108	285,755	278,631	255,878
Limited partners' capital interest	23,266	20,829	20,089	15,736	20,584
Partners' capital	381,951	368,629	361,779	341,315	274,170

Other Data
Net cash provided by operating activities	$60,234	$53,914	$ 51,003	$ 44,544	$ 39,872
Net cash used in investing activities	(79,156)	(71,034)	(31,284)	(99,065)	(17,567)
Net cash provided by (used in) financing activities	20,728	(163)	(2,764)	53,814	(22,709)
Net cash provided by discontinued operations	-	287	1,083	887	866

(1) In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

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


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

Business and Overview

          We are the sixth largest operator of self-storage properties in the United States based on facilities owned or managed. All of our stores are operated under the user-friendly trade name "Uncle Bob's Self-Storage."

Operating Strategy:

Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:

	-	Operating performance continues to improve as a result of revenue drivers implemented by us over the past four years, including:
		-	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,
		-	The rollout of the Uncle Bob's truck move-in program, under which, at present, 219 of our stores offer a free Uncle Bob's truck to assist our customers in moving into their spaces, and
		-	An increase in internet marketing and sales.

-

In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past four years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did four years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality has been improved.

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


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

-

As announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding is expected to be provided primarily from borrowings on the Company's line of credit, and issuance of common shares in its Dividend Reinvestment Program and Stock Purchase Plan.

Supply and Demand

          We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, the historically low interest rates available to developers over the past three years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and New England, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% five years ago to 7.5% today. In 2004, we took advantage of these favorable capitalization rates by selling five stores for a gain of $1.1 million. With interest rates now on the rise we expect the trend of decreasing capitalization rates to reverse in the coming years and are forecasting acquisitions of $100 million in 2006.

Operating Trends

          In 2005, the overall economy and our industry gained momentum from the recovery that commenced in 2003. We experienced same store revenue growth of approximately 5% in each of the last three years. We attribute the same store growth to implementation of the call center, the free truck program for new move-in customers, use of improved technology and practices in the management of our rental rates and, to a lesser degree, general economic factors. We expect conditions in most of our markets to remain stable and are forecasting 5% revenue growth on a same store basis in 2006.

          Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob's trucks). We expect the trend of increasing costs to continue at a moderate pace and, while current operating margins are expected to be sustained, it is unlikely that much improvement in operating margins will be seen in the coming years as a result of cost reductions.


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

          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2005 and 2004, no assets had been determined to be impaired under this policy.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO
YEAR ENDED DECEMBER 31, 2004

          We recorded rental revenues of $133.9 million for the year ended December 31, 2005, an increase of $14.3 million or 11.9% when compared to 2004 rental revenues of $119.6 million. Of this increase, $6.4 million resulted from a 5.5% increase in rental revenues at the 250 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2004). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the availability of rental trucks at 219 of our stores. The remaining $7.9 million increase in rental revenues resulted from the acquisition of fourteen stores during 2005 and from having the 2004 acquisitions included for a full year of operations. Other income increased $0.8 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

          Property operating and real estate tax expense increased $5.2 million or 12.0% in 2005 compared to 2004. Of this increase, $3.4 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full year of operations. $1.8 million of the increase was due to increased personnel, utilities,


maintenance expenses, and increased property taxes at the 250 core properties considered same stores. We also incurred approximately $0.3 million of uninsured losses relating to the hurricanes that hit the United States in 2005 as compared to $0.7 million uninsured losses from hurricanes in 2004. We expect the trend of increasing operating costs to continue at a moderate pace with upward pressure related to utilities and property insurance costs.

          General and administrative expenses increased $1.8 million or 16.2% from 2004 to 2005. The increase primarily resulted from bonuses earned by our home office personnel including our executive officers, increased costs in our call center, and the increased costs associated with operating the properties acquired in 2005 and 2004.

          Depreciation and amortization expense increased to $21.2 million in 2005 from $19.2 million in 2004, primarily as a result of additional depreciation taken on real estate assets acquired in 2005 and a full year of depreciation on 2004 acquisitions.

          Income from operations increased from $49.9 million in 2004 to $55.9 million in 2005 as a result of the net effect of the aforementioned items.

          Interest expense increased from $18.1 million in 2004 to $20.2 million in 2005 as a result of higher interest additional borrowings under our line of credit to purchase fourteen stores in 2005.

          During 2004, the Company sold five non-strategic storage facilities for net cash proceeds of $11.7 million, resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale in 2004 are reported as discontinued operations. No storage facilities were sold in 2005.

          The decrease in preferred stock distributions from 2004 to 2005 was a result of the redemption of all 1,200,000 outstanding units of our 9.85% Series B Cumulative Preferred Units in August of 2004 and the conversion of 1,200,000 shares of our Series C Preferred Units to 920,244 units of common units in 2005.

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


          Depreciation and amortization expense increased to $19.2 million in 2004 from $17.8 million in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full year of depreciation on 2003 acquisitions.

          Income from operations increased from $45.5 million in 2003 to $49.9 million in 2004 as a result of the net effect of the aforementioned items.

          Interest expense increased from $16.0 million in 2003 to $18.1 million in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and additional borrowings under our line of credit to purchase ten stores in 2004.

          On August 2, 2004, we redeemed all 1,200,000 outstanding shares of our 9.85% Series B Cumulative Preferred Units for $30 million plus accrued but unpaid distributions on those units. The excess of the redemption amount over the carrying value of the Series B Preferred Units was $1.4 million and has been shown as a reduction in net income available to common unitholders.

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

Reconciliation of Net Income to Funds From Operations
	For Year Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Net income	$35,829	$33,047	$29,599	$ 27,481	$ 25,731
Minority interest in income	490	499	614	810	85
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	21,222	19,175	17,856	16,207	13,839
Depreciation of real estate included in discontinued operations	-	90	293	290	283
Depreciation and amortization from unconsolidated joint ventures	484	473	460	400	633
Gain on sale of real estate	-	(1,137)	-	-	-
Preferred stock dividends	(4,123)	(7,168)	(8,818)	(4,863)	(2,955)

Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)	-	-	-
Funds from operations allocable to minority interest in Locke Sovran II	(1,499)	(1,475)	(1,539)	(1,645)	(125)
Funds from operations available to common unitholders	$52,403 ======	$42,089 ======	$38,465 ======	$ 38,680 =======	$ 37,491 =======

LIQUIDITY AND CAPITAL RESOURCES

          Our ability to retain cash flow is limited because the Company operates as a REIT. In order to maintain its REIT status, a substantial portion of the Company's operating cash flow must be used to pay dividends to our unitholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through September 2007, at which time our revolving line of credit matures unless renewed at our option for one additional year.

          Cash flows from operating activities were $60.2 million, $53.9 million and $51.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization.

          Cash used in investing activities was $79.2 million, $71.0 million, and $31.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash used from 2003 to 2004 was attributable to increased acquisition activity in 2004. The increase from 2004 to 2005 was due to the proceeds from the sale of 5 facilities in 2004 that offset the acquisition activity that was comparable in these two years.

          Cash provided by financing activities was $20.7 million in 2005 compared to uses of $0.2 million and $2.7 million in 2004 and 2003, respectively. On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, increasing the maturity by one year to September 2007, and retaining a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At December 31, 2005, there was $10 million available on our line of credit. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009.

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

          In January 2006, we entered into a $25 million term note with a bank bearing interest at LIBOR plus 1.20% and maturing July 2006. Our intention is to replace this term note and to pay down our revolving line of credit with $100 to $150 million of 10 year term notes prior to July 2006.

          Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2005, we were in compliance with all covenants.


          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $72.9 million and $73.9 million at December 31, 2005 and 2004, respectively. The 10-year note bears interest at a fixed rate of 7.19%.

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

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of its Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2005.

          During 2005 and 2004, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2005, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

          During 2005, the Company issued 426,172 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $15.2 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

          Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred units, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

CONTRACTUAL OBLIGATIONS

          The following table summarizes our future contractual obligations:
Payments due by period
Contractual obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter

Line of credit	$ 90.0 million	-	$ 90.0 million	-	-
Term notes	$200.0 million	-	-	$100.0 million	$100.0 million
Mortgages payable	$ 49.1 million	$ 1.0 million	$ 2.2 million	$ 2.5 million	$ 43.4 million
Interest payments	$ 96.0 million	$20.2 million	$ 33.5 million	$ 22.3 million	$ 20.0 million
Building lease	$ 2.1 million	$ 0.5 million	$ 0.9 million	$ 0.7 million	-
Total	$437.2 million	$21.7 million	$126.6 million	$125.5 million	$163.4 million


ACQUISITION OF PROPERTIES

          During 2005, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan to acquire fourteen Properties in Alabama, Connecticut, Georgia, Louisiana, Massachusetts, New York, and Texas comprising one million square feet from unaffiliated storage operators. During 2004, we used operating cash flow and borrowings pursuant to the line of credit to acquire ten Properties in Connecticut, Florida, Tennessee, and Texas comprising one million square feet from unaffiliated storage operators. During 2003, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan to acquire two Properties in Texas comprising 148,098 square feet from unaffiliated storage operators. At December 31, 2005, we owned and/or operated 285 self-storage facilities in 21 states. Of these facilities, 11 are managed by us for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2005, we were in negotiations to acquire eleven stores for approximately $33 million. Five of these stores were purchased in January and February 2006 for $18.9 million.

          In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through the Company's Dividend Reinvestment and Stock Purchase Plan.

          We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. Typically we spend $4 to $5 million per year on such improvements; for 2006 and 2007, we expect to spend approximately $15 million per year.

DISPOSITION OF PROPERTIES

          During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005.

          Also, during 2001, we sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          We may seek to sell additional Properties to similar joint venture programs or third parties in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

          Our off-balance sheet arrangements include an ownership interest in Locke Sovran I, LLC, which owns 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.

          In December 2000, we contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus


1.75%, which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2005, our share of Locke Sovran I, LLC's income was $171,000, which is recorded as equity in income of joint ventures on our consolidated statements of income. We manage the storage facilities for Locke Sovran I, LLC and received fees of $332,000, $322,000, and $311,000, for the years ended 2005, 2004, and 2003, respectively.

          We also have a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2005. During 2004, Iskalo Ofice Holdings obtained long-term financing and used the proceeds to repay the note payable to us of $1.4 million. Our remaining investment includes a capital contribution of $49. For the year ended December 31, 2005, our share of Iskalo Office Holdings, LLC's loss was $8,000. We paid rent to Iskalo Office Holdings, LLC of $445,000 in 2005 and $426,000 in 2004, and $393,000 in 2003. Also, during 2004 and 2003 we purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million, respectively.

          A summary of the off-balance sheet arrangement's financial statements as of and for the year ended December 31, 2005 is as follows:
(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,226	$ -
Investment in office building	-	6,057
Other assets	1,398	626
Total Assets	$ 39,624 ======	$ 6,683 =======
Due to the Operating Partnership	$ 2,780	$ -
Mortgage payable	29,463	7,522
Other liabilities	704	350
Total Liabilities	32,947	7,872
Unaffiliated partners' equity (deficiency)	3,609	(688)
Operating Partnership equity (deficiency)	3,068	(501)
Total Liabilities and Partners' Equity (deficiency)	$ 39,624 =======	$ 6,683 ======
Income Statement Data:
Total revenues	$ 6,648	$ 1,137
Total expenses	6,268	1,154
Net income (loss)	$ 380 =======	$ (17) =======

          We do not expect to have material future cash outlays relating to these joint ventures and we do not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the two off-balance sheet arrangements are as follows:

	Year ended December 31,
(dollars in thousands)	2005	2004	2003

Statement of Operations
Other income (management fees income)	$332	$322	$311
General and administrative expenses (corporate office rent)	445	426	393
Equity in income of joint ventures	202	207	186


Investing activities
(Advances to) reimbursement of advances to joint ventures	(187)	958	(110)

Financing activities
Distributions from unconsolidated joint ventures	490	602	646

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND
IMPACT ON THE OPERATING PARTNERSHIP

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2006 may be applied toward the Company's 2005 distribution requirement. The Company's source of funds for such distributions is solely and directly from the Operating Partnership.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2005, the Company's percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2005, we have five outstanding interest rate swap agreements as summarized below:
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$30 Million	9/28/01	9/30/08	5.705%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

          Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $150 million of our debt through the interest rate swap termination dates.

          Through September 2008, $230 million of our $290 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $290 million at December 31, 2005, a 1% increase in interest rates would have a $600,000 effect on our interest expense annually.

          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the


reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.
	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	$90,000	-	-	-	-	$ 90,000	$ 90,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 81,003

Mortgage note - fixed rate 7.19%	$ 870	$ 936	$ 997	$ 1,081	$ 1,163	$ 40,208	$ 45,255	$ 48,471
Mortgage note - fixed rate 5.40%	$ 120	$ 126	$ 133	$ 141	$ 149	$ 3,220	$ 3,889	$ 3,824

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 1,411

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

RECENT ACCOUNTING PRONOUNCEMENTS

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


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

          In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity like an LLC) regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005.  For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005.  The Operating Partnership does not expect that the implementation of this standard will have a material effect on its consolidated financial position or results of operations.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

          We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance


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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Acquisition Limited Partnership's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York February 21, 2006


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except unit data)	2005	2004
Assets
Investment in storage facilities:
Land	$ 162,900	$ 148,341
Building and equipment	731,080	663,175
	893,980	811,516
Less: accumulated depreciation	(130,550)	(109,750)
Investment in storage facilities, net	763,430	701,766
Cash and cash equivalents	4,911	3,105
Accounts receivable	1,643	1,530
Receivable from related parties	75	90
Receivable from joint ventures	2,780	2,593
Investment in joint ventures	825	1,113
Prepaid expenses	3,075	3,136
Fair value of interest rate swap agreements	1,411	-
Other assets	6,226	6,240
Total Assets	$ 784,376 ========	$ 719,573 ========
Liabilities
Line of credit	$ 90,000	$ 43,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	10,570	8,822
Deferred revenue	4,227	3,824
Fair value of interest rate swap agreements	-	3,425
Accrued distributions	11,096	9,962
Mortgages payable	49,144	46,075
Total Liabilities	365,037	315,108
Minority interest - consolidated joint venture	14,122	15,007

Limited partners' capital interest (479,277 units in 2005 and 494,269 units in 2004	22,512	20,829

Partners' Capital
General partner (219,567 units outstanding in 2005 and 2004, respectively)	4,072	4,233
Limited partner (17,343,479 and 15,752,660 units outstanding in 2005 and 2004, respectively)	347,179	307,650
Preferred partners (1,200,000 and 2,400,000 Series C Preferred Units outstanding in 2005 and 2004, respectively) at liquidation preference	30,000	60,000
Accumulated other comprehensive income (loss)	1,454	(3,254)
Total Partners' Capital	382,705	368,629
Total Liabilities and Partners' Capital	$ 784,376 =======	$ 719,573 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(dollars in thousands, except per unit data)	2005	2004	2003

Revenues
Rental income	$ 133,856	$ 119,605	$ 108,524
Other operating income	4,449	3,681	2,890
Total operating revenues	138,305	123,286	111,414

Expenses
Property operations and maintenance	35,954	32,166	28,545
Real estate taxes	12,407	11,014	9,977
General and administrative	12,863	11,071	9,616
Depreciation and amortization	21,222	19,175	17,786
Total operating expenses	82,446	73,426	65,924

Income from operations	55,859	49,860	45,490

Other income (expenses)
Interest expense	(20,229)	(18,128)	(16,003)
Interest income	487	301	416
Write-off of unamortized financing fees due to debt retirement	-	-	(713)
Minority interest - consolidated joint venture	(490)	(499)	(614)
Equity in income of joint ventures	202	207	186

Income from continuing operations	35,829	31,741	28,762
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	-	1,306	837

Net Income	35,829	33,047	29,599
Redemption amount in excess of carrying value of Series B Preferred Units	-	(1,415)	-
Preferred unit distributions	(4,123)	(7,168)	(8,818)
Net income available to common unitholders	$ 31,706 =======	$ 24,464 =======	$ 20,781 =======

Per Common Unit - basic:
Continuing operations	$ 1.87	$ 1.48	$ 1.43
Discontinued operations	$ -	$ 0.09	$ 0.06
Earnings per common unit - basic	$ 1.87	$ 1.56	$ 1.49

Per Common Unit - diluted:
Continuing operations	$ 1.85	$ 1.47	$ 1.42
Discontinued operations	$ -	$ 0.08	$ 0.06
Earnings per common unit - diluted	$ 1.85	$ 1.55	$ 1.48

Distributions declared per common unit	$ 2.44	$ 2.42	$ 2.41

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Dollars in thousands)	Sovran Holdings, Inc. General Partner	Sovran Self Storage Inc. Limited Partner	Preferred B Partners	Preferred C Partners	Accumulated Other Comprehensive Income (loss)	Total Partners' Capital	Limited Partners' Capital Interest

Balance January 1, 2003	$ 4,729	$ 246,606	$ 30,000	$ 70,000	$(10,020)	$ 341,315	$ 15,736
Proceeds from issuance of Partnership Units	-	34,599	-	-	-	34,599	-
Redemption of Partnership Units	-	-	-	-	-	-	(462)
Exercise of stock options	-	7,729	-	-	-	7,729	-
Earned portion of restricted stock	-	412	-	-	-	412	-
Purchase of treasury shares	-	(3,950)	-	-	-	(3,950)	-
Deferred compensation	-	96	-	-	-	96	-
Series C placement certificate value	-	(2,958)	-	-	-	(2,958)	-
Net income	449	27,974	-	-	-	28,423	1,176
Increase in fair value of derivatives	-	-	-	-	2,440	2,440	-
Total comprehensive income	-	-	-	-	-	30,863	1,176
Distributions	(668)	(40,700)	-	-	-	(41,368)	(1,320)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(74)	(4,885)	-	-	-	(4,959)	4,959
Balance December 31, 2003	4,436	264,923	30,000	70,000	(7,580)	361,779	20,089
Proceeds from issuance of Partnership Units	-	43,494	-	-	-	43,494	-
Redemption of Partnership Units	-	(268)	-	-	-	(268)	(1,490)
Exercise of stock options	-	5,502	-	-	-	5,502	-
Earned portion of restricted stock	-	411	-	-	-	411	-
Deferred compensation	-	129	-	-	-	129	-
Conversion of Series C Units to partnership units and exercise of related stock warrants	-	10,000	-	(10,000)	-	-	-
Exercise of Series C placement certificate	-	(2,073)	-	-	-	(2,073)	-
Redemption of Series B Preferred Units	-	-	(30,000)	-	-	(30,000)	-
Net income	464	31,540	-	-	-	32,004	1,043
Increase in fair value of derivatives	-	-	-	-	4,326	4,326	-
Total comprehensive income	-	-	-	-	-	36,330	1,043
Distributions	(634)	(43,637)	-	-	-	(44,271)	(1,217)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(33)	(2,371)	-	-	-	(2,404)	2,404
Balance December 31, 2004	4,233	307,650	-	60,000	(3,254)	368,629	20,829
Proceeds from issuance of Partnership Units	-	11,932	-	-	-	11,932	-
Redemption of Partnership Units	-	-	-	-	-	-	(722)
Exercise of stock options	-	3,239	-	-	-	3,239	-
Earned portion of restricted stock	-	517	-	-	-	517	-
Deferred compensation	-	125	-	-	-	125	-
Conversion of Series C Units to partnership units and exercise of related stock warrants	-	36,356	-	(30,000)	-	6,356	-
Net income	462	34,328	-	-	-	34,790	1,039
Increase in fair value of derivatives	-	-	-	-	4,708	4,708	-
Total comprehensive income	-	-	-	-	-	39,498	1,039
Distributions	(591)	(44,442)	-	-	-	(45,033)	(1,192)
Adjustment to reflect limited partners' redeemable capital at balance sheet date	(32)	(2,526)	-	-	-	(2,558)	2,558
Balance December 31, 2005	$ 4,072 =======	$ 347,179 ========	$ - =======	$ 30,000 =======	$ 1,454 =======	$ 382,705 ========	$ 22,512 ========

See notes to financial statements                                                                                                           - 31 -


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Operating Activities
Net income from continuing operations	$ 35,829	$ 31,741	$ 28,762
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	-	-	713
Depreciation and amortization	22,012	19,895	18,687
Equity in income of joint ventures	(202)	(207)	(186)
Minority interest	490	499	614
Restricted stock earned	518	411	411
Changes in assets and liabilities:
Accounts receivable	(74)	103	147
Prepaid expenses	183	(124)	(365)
Accounts payable and other liabilities	1,445	1,644	2,302
Deferred revenue	33	(48)	(82)
Net cash provided by operating activities	60,234	53,914	51,003

Investing Activities
Acquisition of storage facilities	(60,681)	(65,629)	(8,187)
Improvements and equipment additions	(17,885)	(17,961)	(22,936)
Net proceeds from the sale of storage facilities	-	11,640	-
(Advances to) reimbursement of advances to joint ventures	(187)	958	(110)
Other assets	(418)	(47)	(54)
Receipts from related parties	15	5	3
Net cash used in investing activities	(79,156)	(71,034)	(31,284)

Financing Activities
Net proceeds from sale of common stock	21,652	49,125	42,425
Proceeds from line of credit	56,000	74,000	9,000
Paydown of line of credit	(9,000)	(40,000)	(128,000)
Proceeds from term notes	-	-	200,000
Paydown of term notes	-	-	(75,000)
Financing costs	(352)	(735)	(2,927)
Distributions paid	(46,463)	(45,622)	(43,320)
Distributions from unconsolidated joint venture	490	602	646
Purchase of treasury stock	-	-	(3,950)
Redemption of operating partnership units	(722)	(1,758)	(462)
Redemption of Series B Preferred Units	-	(30,000)	-
Series C Preferred Stock placement certificate payment	-	(5,031)	-
Mortgage principal and capital lease payments	(877)	(744)	(1,176)
Net cash provided by (used in) financing activities	20,728	(163)	(2,764)
Net increase (decrease) in cash from continuing operations	1,806	(17,283)	16,955
Cash provided by discontinued operations	-	287	1,083
Cash at beginning of period	3,105	20,101	2,063
Cash at end of period	$ 4,911 =======	$ 3,105 ========	$ 20,101 ========

Supplemental cash flow information
Cash paid for interest	$ 19,097	$ 17,403	$ 13,344

Capital lease obligations incurred	-	-	1,529

Capital lease obligations discharged	-	-	(2,986)

Fair value of assets assumed on the acquisition of storage facilities	167	91	5

Fair value of liabilities assumed on the acquisition of storage facilities	4,487	835	217

Distributions declared but unpaid at December 31, 2005, 2004 and 2003 were $11,096, $9,962, and $8,918, respectively.

See notes to financial statements.


SOVRAN ACQUISITION lIMITED PARTNERSHIP - December 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

          Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2005 the Operating Partnership owned and/or managed 285 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

          As of December 31, 2005, the Company was a 97.3% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

          The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock ("Common Shares") at the time of such redemption, provided that the Company at its option may elect to acquire any Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to pay cash to acquire Units presented for redemption, rather than issuing Common Shares. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date. Capital activity with regard to such limited partners' redemption rights is reflected in the accompanying statements of partners' capital.

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

          We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", to determine whether the rights held by other investors constitute "important rights" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in


particular, whether rights held by other investors would be viewed as "participation rights" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.

          Cash and Cash Equivalents: The Operating Partnership considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2005, 2004, and 2003 were $0.6 million, $0.5 million, and $0.6 million, respectively.

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

          Whenever events or changes in circumstances indicate that the basis of the Operating Partnership's property may not be recoverable, the Operating Partnership's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2005 and 2004, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership's financial position or results of operations.

          Other Assets: Included in other assets are net loan acquisition costs and a note receivable. The loan acquisition costs were $4.7 million and $4.4 million at December 31, 2005, and 2004, respectively. Accumulated amortization on the loan acquisition costs was approximately $1.9 million and $1.1 million at December 31, 2005, and 2004, respectively. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $0.8 million, $0.7 million and $0.9 million for the periods ended December 31, 2005, 2004 and 2003, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

          Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Operating Partnership accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.

          Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2005, Operating Partnership minority interest ownership was 479,277 Units, or 2.7%. At December 31, 2004, Operating Partnership minority interest ownership was 494,269 Units, or 3.0%.


          Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

          Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partners' capital. Comprehensive income was $39.5 million, $36.3 million and $30.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

          In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity like an LLC) regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005.  For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005.  The Operating Partnership does not expect that the implementation of this standard will have a material effect on its consolidated financial position or results of operations.

          Stock-Based Compensation: On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006.  The Operating Partnership expects to adopt Statement 123(R) on January 1, 2006 using the modified


prospective method in which compensation cost is based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

          As permitted by Statement 123, in 2005 and previous years the Operating Partnership accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Operating Partnership's result of operations, although it will have no impact on the Operating Partnership's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Operating Partnership adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below (in thousands, except for earnings per unit information):
	Pro Forma
(dollars in thousands, except per unit data)	2005	2004	2003
Net income available to common unitholders as reported	$ 31,706	$ 24,464	$ 20,781
Add: Total stock-based compensation expense recorded	518	411	411
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(657)	(566)	(611)
Pro forma net income available to common unitholders	$ 31,567	$ 24,309	$ 20,581
Earnings per common unit
Basic - as reported	$ 1.87	$ 1.56	$ 1.49
Basic - pro forma	$ 1.86	$ 1.55	$ 1.48
Diluted - as reported	$ 1.85	$ 1.55	$ 1.48
Diluted - pro forma	$ 1.84	$ 1.54	$ 1.47

          Pro forma information regarding net income and earnings per unit is required by SFAS No. 123, and has been determined as if the Operating Partnership had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% for 2005, 4.4% for 2004, and 3.5% for 2003; dividend yield of 5.4% for 2005, 6.6% for 2004, and 7.0% for 2003; volatility factor of the expected market price of the Company's common stock of .20 for 2005, and .20 for 2004 and .19 for 2003; expected life of 7 years. The weighted average fair value of options granted was $5.46 in 2005, $3.53 in 2004, and $2.21 in 2003.

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


          Reclassification: Certain amounts from the 2004 and 2003 financial statements have been reclassified to conform to the current year presentation.

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
	Year Ended December 31,
(Amounts in thousands, except per unit data)	2005	2004	2003

Numerator: Net income available to common unitholders	$31,706	$24,464	$20,781

Denominator: Denominator for basic earnings per unit - weighted average units	16,997	15,668	13,898
Effect of Dilutive Securities: Stock options and warrants and unvested restricted stock	127	134	127

Denominator for diluted earnings per unit - adjusted weighted average unit and assumed conversion	17,124	15,802	14,025

Basic Earnings per Common Unit	$ 1.87	$ 1.56	$ 1.49

Diluted Earnings per Common Unit	$ 1.84	$ 1.55	$ 1.48

          Potential common units from the Series C Convertible Cumulative Preferred Stock (see Note 13) were excluded from the 2005, 2004, and 2003 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2005 and December 31, 2004. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).
(Dollars in thousands)	2005	2004

Cost:
Beginning balance	$811,516	$727,289
Acquisition of storage facilities	65,001	66,373
Improvements and equipment additions	18,236	18,075
Dispositions	(773)	(221)
Ending balance	$893,980	$811,516

Accumulated Depreciation:
Beginning balance	$109,750	$ 90,682
Additions during the year	21,222	19,175
Dispositions	(422)	(107)
Ending balance	$130,550	$109,750

          During 2005 the Operating Partnership acquired fourteen storage facilities for $65.0 million. Substantially all of the purchase price of these facilities was allocated to land ($12.8 million), building ($51.3 million) and equipment ($0.9 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.

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

          Based on the criteria of SFAS No. 144, five properties that were sold by the Operating Partnership in 2004 required presentation as discontinued operations as of December 31, 2004. The amounts in the 2003 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively. There were no property sales in 2005.

          During 2004, the Operating Partnership sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Total revenue	$ -	$ 544	$ 1,747
Property operations and maintenance expense	-	(193)	(476)
Real estate tax expense	-	(38)	(141)
Depreciation and amortization expense	-	(90)	(293)
Net realized gain on properties sold	-	1,083	-
Total income from discontinued operations	$ - ====	$1,306 =====	$ 837 =====

6.  UNSECURED LINE OF CREDIT AND TERM NOTE

          On September 4, 2003, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and increasing the maturity by one year to September 2007. In addition, the line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one


year to September 2009. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at December 31, 2005 on the Operating Partnership's line of credit before the effect of interest rate swaps was approximately 5.4% (3.3% at December 31, 2004). At December 31, 2005, there was $10 million available on the revolving line of credit excluding the amount available on the expansion feature.

          In January 2006, the Operating Partnership entered into a $25 million unsecured term note with a bank bearing interest at LIBOR plus 1.20% and maturing July 2006.

          The Operating Partnership recorded an expense of $713,000 during 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements. No such charge was incurred in 2004 or 2005.

          The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at December 31, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	$90,000	-	-	-	-	$ 90,000	$ 90,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$ 100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 81,003

Mortgage note - fixed rate 7.19%	$ 870	$ 936	$ 997	$ 1,081	$ 1,163	$ 40,208	$ 45,255	$ 48,471
Mortgage note - fixed rate 5.40%	$ 120	$ 126	$ 133	$ 141	$ 149	$ 3,220	$ 3,889	$ 3,824

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 1,411

7.  MORTGAGES PAYABLE

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $72.9 million and $73.9 at December 31, 2005 and 2004, respectively. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $45.3 million and $46.1 million at December 31, 2005 and 2004 respectively.

          The Operating Partnership assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% as compared to the actual outstanding balance of $3.6 million. The premium of approximately $0.3 million over the principal balance of the mortgage payable will be amortized over the remaining term of the


mortgage based on the effective interest method. The note is secured by the aforementioned acquired property with a carrying value of $6.1 million at December 31, 2005. The outstanding balance on the mortgage is $3.9 million at December 31, 2005.

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

          The Operating Partnership has entered into five interest rate swap agreements as detailed below to effectively convert a total of $150 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$30 Million	9/28/01	9/30/08	5.705%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

          The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. During 2005, 2004, and 2003, the net reclassification from AOCL to interest expense was $2.2 million, $4.7 million and $4.8 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $0.5 million in 2006. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $1.4 million and a liability of $3.4 million at December 31, 2005, and 2004 respectively.

9.  STOCK OPTIONS

          The Company established the 2005 Award and Option Plan (the "Plan") which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and


five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2005, options for 126,900 shares were outstanding under the Plan and options for 1,476,000 shares of common stock were available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives restricted shares annually equal to 80% of the annual fees paid to them. During 2005, 1,756 restricted shares were issued to outside directors. Such restricted shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2005, options for 16,000 common shares and restricted shares of 4,112 were outstanding under the Non-employee Plan and options for 28,388 shares of common stock were available for future issuance.

          The Company has also issued 154,064 shares of restricted stock to employees which vest over four to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $41.75. During 2005, 12,022 shares of restricted stock were issued to employees with a fair value of $502,000. The Operating Partnership charges unearned restricted stock, a component of partners' capital, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:
	2005		2004		2003

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year:	247,415	$ 27.00	443,665	$ 24.71	734,775	$ 23.08

Granted	38,000	45.26	38,000	37.43	32,000	30.42
Exercised	(129,015)	25.11	(225,750)	24.18	(323,110)	23.92
Forfeited	(13,500)	36.39	(8,500)	29.12	-	-

Outstanding at end of year	142,900	$ 32.68	247,415	$ 27.00	443,665	$ 24.71

Exercisable at end of year	72,650	$ 27.26	91,940	$ 25.25	174,415	$ 26.27

          At December 31, 2005, there were 48,900 options outstanding at exercise prices ranging from $19.06 to $29.99 and 94,000 options outstanding at exercise prices ranging from $30.00 to $47.45. The weighted average remaining contractual life of those options is 7.27 years. As disclosed further in Note 13, warrants to purchase 357,500 common shares of the Company at a price of $32.60 per share were exercised in 2005.

10.  RETIREMENT PLAN

          Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4%


of gross wages that the employee contributes. Total expense to the Operating Partnership was approximately $149,000, $125,000, and $119,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

          In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Operating Partnership's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the years ended December 31, 2005 and 2004, the Operating Partnership's share of Locke Sovran I, LLC's income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations. The Operating Partnership manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, $322,000, and $311,000, for the years ended 2005, 2004, and 2003, respectively.

          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2005. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Operating Partnership of $1.1 million. The Operating Partnership's remaining investment includes a capital contribution of $49. For the years ended December 31, 2005 and 2004, the Operating Partnership's share of Iskalo Office Holdings, LLC's (loss) income was ($8,000) and $27,000, respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $445,000 in 2005 and $426,000 in 2004, and $393,000 in 2003. Future minimum lease payments under the lease are $0.5 million per year through 2009. Also, the Operating Partnership purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2005 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,226	$ -
Investment in office building	-	6,057
Other assets	1,398	626
Total Assets	$ 39,624 =======	$ 6,683 =======
Due to the Operating Partnership	$ 2,780	$ -
Mortgage payable	29,463	7,522
Other liabilities	704	350
Total Liabilities	32,947	7,872
Unaffiliated partners' equity (deficiency)	3,609	(688)
Operating Partnership equity (deficiency)	3,068	(501)
Total Liabilities and Partners' Equity (deficiency)	$ 39,624 =======	$ 6,683 ======
Income Statement Data:
Total revenues	$ 6,648	$ 1,137
Total expenses	6,268	1,154
Net income (loss)	$ 380 =======	$ (17) ========

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

Series B

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in 2004 net income available to common shareholders in accordance with EITF Abstract Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

Series C

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. During 2005, the Company


issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2005.

          The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company's option on or after November 30, 2007 at $25.00 per share ($30,000,000 aggregate at December 31, 2005) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.

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

          In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. During 2005 and 2004 respectively, warrants for 357,500 and 21,666 were exercised leaving none remaining at December 31, 2005. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. The placement certificate was exercised in 2004, resulting in a $5 million payment by the Company.

14.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (dollars in thousands, except per unit data).
2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$ 32,149	$ 34,007	$ 36,003	$ 36,147
Income from continuing operations	$ 8,007	$ 9,148	$ 9,896	$ 8,778
Net Income	$ 8,007	$ 9,148	$ 9,896	$ 8,778
Net income available to common unitholders	$ 6,751	$ 7,892	$ 8,913	$ 8,150
Net Income Per Common Unit
Basic	$ 0.41	$ 0.47	$ 0.52	$ 0.46
Diluted	$ 0.40	$ 0.47	$ 0.52	$ 0.46

2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue (a)	$ 28,504	$ 30,214	$ 32,421	$ 32,146
Income from continuing operations (a)	$ 7,135	$ 8,248	$ 8,132	$ 8,223
Income from discontinued operations(a)	$ 753	$ 42	$ 513	$ -
Net Income	$ 7,888	$ 8,290	$ 8,645	$ 8,223
Net income available to common unitholders	$ 5,684	$ 6,086	$ 5,727	$ 6,967
Net Income Per Common Unit
Basic	$ 0.38	$ 0.39	$ 0.36	$ 0.43
Diluted	$ 0.37	$ 0.39	$ 0.36	$ 0.42

(a) The 2004 figures as presented in this table differ from the amounts as presented in the Operating Partnership's quarterly reports due to the impact of discontinued operations accounting with respect to the five stores sold in 2004 as described in Note 5.

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

          At December 31, 2005, the Operating Partnership was in negotiations to acquire eleven stores for approximately $33 million. Five of these stores were purchased in January and February of 2006 for $18.9 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.
Item 9a.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2005. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

Management's Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO''). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

          Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ Robert J. Attea Chief Executive Officer	/S/ David L. Rogers Chief Financial Officer


Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Sovran Acquisition Limited Partnership

          We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sovran Acquisition Limited Partnership. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Acquisition Limited Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that Sovran Acquisition Limited Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovran Acquisition Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2005 of Sovran Acquisition Limited Partnership and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York February 21, 2006

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

          The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

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

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2006.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.

          At December 31, 2005, the Company beneficially owns 17,612,450 Units which constitute 97.3% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.

          The information required herein for the Company is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2006.


RECENT SALES OF UNREGISTERED SECURITIES

          During 2005, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:
-

On January 21, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,224,826 to the Operating Partnership in exchange for 58,095 Units.

-

On February 24, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $300,113 to the Operating Partnership in exchange for 7,299 Units.

-	On February 28, 2005, in connection with the Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, the Operating Partnership issued 7,000 Units to the Company for $212,975.
-	On February 28, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 16,500 Units to the Company for $404,095.
-	On March 3, 2005, in connection with the Company's incentive compensation plan, the Operating Partnership issued 12,022 Units to the Company.
-

On March 23, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $369,947 to the Operating Partnership in exchange for 9,027 Units.

-	On March 31, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,650 Units to the Company for $56,015.
-

On April 23, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $339,169 to the Operating Partnership in exchange for 63,904 Units.

-	On April 30, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 3,500 Units to the Company for $75,600.
-	On May 17, 2005, in connection with the exercise of stock warrants, the Operating Partnership issued 195,000 Units to the Company in exchange for $6,357,000.
-	On March 18, 2005, in connection with the Company's director's compensation plan, the Operating Partnership issued 1,756 Units to the Company.
-

On May 23, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $408,275 to the Operating Partnership in exchange for 9,140 Units.

-	On May 30, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 50,515 Units to the Company for $1,307,477.

-

On June 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $378,262 to the Operating Partnership in exchange for 8,363 Units.

-	On June 30, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,850 Units to the Company for $60,335.
-

On July 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,488,530 to the Operating Partnership in exchange for 54,728 Units.

-	On July 22, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 500 Units to the Company for $10,188.
-	On August 3, 2005, the Operating Partnership redeemed 500 Units from a partner for $23,410.
-	On August 16, 2005, the Operating Partnership redeemed 6,917 Units from a partner for $324,071.
-	On August 17, 2005, in connection with the Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, the Operating Partnership issued 10,000 Units to the Company for $288,305.
-

On August 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $315,425 to the Operating Partnership in exchange for 7,033 Units.

-	On August 22, 2005, in connection with the exercise of stock warrants, the Operating Partnership issued 49,404 Units to the Company.
-	On August 24, 2005, in connection with conversion of Sovran Self Storage, Inc. Series C Preferred Stock to Units, the Operating Partnership issued 76,687 Units to the Company.
-	On August 31, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 27,000 Units to the Company for $595,233.
-	On September 15, 2005, in connection with conversion of Sovran Self Storage, Inc. Series C Preferred Stock to Units, the Operating Partnership issued 323,888 Units to the Company.
-	On September 21, 2005, the Operating Partnership redeemed 500 Units from a partner for $23,422.
-

On September 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $371,990 to the Operating Partnership in exchange for 8,105 Units.

-	On September 30, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 4,250 Units to the Company for $136,943.
-

On October 21, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,013,519 to the Operating Partnership in exchange for 44,949 Units.

-	On October 28, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,250 Units to the Company for $27,000.
-	On October 28, 2005, in connection with conversion of Sovran Self Storage, Inc. Series C Preferred Stock to Units, the Operating Partnership issued 76,687 Units to the Company.
-	On November 15, 2005, in connection with conversion of Sovran Self Storage, Inc. Series C Preferred Stock to Units, the Operating Partnership issued 442,982 Units to the Company.
-

On November 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $314,963 to the Operating Partnership in exchange for 6,764 Units.

-	On November 30, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,500 Units to the Company for $54,000.
-	On December 1, 2005, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 500 Units to the Company for $10,800.
-	On December 7, 2005, the Operating Partnership redeemed 6,725 Units from a partner for $333,491.
-	On December 13, 2005, the Operating Partnership redeemed 350 Units from a partner for $17,338.
-

On December 22, 2005, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $281,341 to the Operating Partnership in exchange for 5,972 Units.

Item 13.	Certain Relationships and Related Transactions

The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006.
Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to "Appointment of Independent Accountants" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2005 and 2004.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2005, 2004, and 2003.
	(iii)	Consolidated Statements of Partners' Capital for Years Ended December 31, 2005, 2004, and 2003.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2005, 2004, and 2003.
	(v)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2005 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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


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

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to the same numbered exhibit to the Company's Form 10-K filed March 27, 2003.)
10.23 *****	Second Amended and Restated Revolving Credit and Term Loan Agreement among the Company, the Partnership, Fleet National Bank and other lenders named therein.
10.24 ***	Note Purchase Agreement among the Company, the Partnership and the purchaser named therein.
12.1	Statement Re: Computation of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
**	Incorporated by reference to the exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
***	Incorporated by reference to the same numbered exhibits as filed in the Company's Quarterly Report on Form 10-Q, filed November 12, 2003.
****	Incorporated by reference to exhibits 10.19 to 10.21 as filed in the Company's Annual Report on Form 10-K/A, filed June 27, 2002.
*****	Incorporated by reference to Exhibit 10.25 filed in the Company's Current report on Form 8-K, filed December 21, 2004.

(b)	Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 1, 2005, attaching a press release announcing earnings for the quarter ended September 30, 2005.

The Company filed a Current Report on Form 8-K dated November 3, 2005, related to the conversion of 262,350 shares of the Company's Series C Convertible Cumulative Preferred Stock into 201,188 shares of the Company's common stock.

The Company filed a Current Report on Form 8-K dated November 15, 2005, related to the conversion of 577,650 shares of the Company's Series C Convertible Cumulative Preferred Stock into 442,982 shares of the Company's common stock.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 13, 2006	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sovran Holdings, Inc., as general partner of the registrant, and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 13, 2006
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006
/s/ John Burns John Burns	Director	March 13, 2006
/s/ Michael A. Elia Michael A. Elia	Director	March 13, 2006
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 13, 2006
/s/ Charles E. Lannon Charles E. Lannon	Director	March 13, 2006

Sovran Acquisition Limited Partnership Schedule III Combined Real Estate and Accumulated Depreciation (in thousands) December 31, 2005

					Cost Capitalized Subsequent to Acquisition

			Initial Cost to Operating Partnership			Gross Amount at Which Carried at Close of Period						Life on which depreciation in latest income statement is computed
Description	State	Encum- brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Boston-Metro I	MA		$363	$1,679	$337	$363	$2,016	$2,379	$530	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	301	680	1,917	2,597	505	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	273	345	1,541	1,886	415	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	385	416	1,901	2,317	518	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	272	397	1,696	2,093	465	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	437	308	1,539	1,847	400	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,779	770	4,513	5,283	1,082	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	385	239	1,495	1,734	425	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	580	701	2,239	2,940	552	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	793	204	1,527	1,731	339	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	401	395	1,902	2,297	558	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	681	483	2,433	2,916	609	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	720	224	1,528	1,752	396	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,470	497	2,927	3,424	737	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	223	395	1,627	2,022	439	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	333	164	1,093	1,257	275	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	350	367	1,675	2,042	495	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	446	853	3,503	4,356	897	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	309	152	1,037	1,189	316	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	298	268	1,546	1,814	461	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	285	234	1,128	1,362	300	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	1,737	816	3,068	3,884	733	1981	6/26/1995	5 to 40 years

Greensboro	NC	444	1,613	435	444	2,048	2,492	594	1986	6/26/1995	5 to 40 years
Raleigh I	NC	649	2,329	623	649	2,952	3,601	779	1985	6/26/1995	5 to 40 years
New Haven	CT	387	1,402	609	387	2,011	2,398	467	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA	844	2,021	583	844	2,604	3,448	659	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA	302	1,103	240	303	1,342	1,645	402	1988	6/26/1995	5 to 40 years
Buffalo II	NY	315	745	1,034	315	1,779	2,094	335	1984	6/26/1995	5 to 40 years
Raleigh II	NC	321	1,150	339	321	1,489	1,810	401	1985	6/26/1995	5 to 40 years
Columbia II	SC	361	1,331	393	374	1,711	2,085	467	1987	6/26/1995	5 to 40 years
Columbia III	SC	189	719	592	189	1,311	1,500	334	1989	6/26/1995	5 to 40 years
Columbia IV	SC	488	1,188	339	488	1,527	2,015	441	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA	430	1,579	279	430	1,858	2,288	547	1988	6/26/1995	5 to 40 years
Orlando I	FL	513	1,930	366	513	2,296	2,809	655	1988	6/26/1995	5 to 40 years
Sharon	PA	194	912	315	194	1,227	1,421	332	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL	1,503	3,619	574	1,503	4,193	5,696	1,159	1985	6/26/1995	5 to 40 years
West Palm l	FL	398	1,035	177	398	1,212	1,610	382	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA	423	1,015	324	424	1,338	1,762	376	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA	483	1,166	215	483	1,381	1,864	404	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA	308	1,116	362	308	1,478	1,786	456	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA	170	786	338	174	1,120	1,294	334	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA	413	999	495	413	1,494	1,907	447	1975	6/26/1995	5 to 40 years
Baltimore I	MD	154	555	1,218	306	1,621	1,927	258	1984	6/26/1995	5 to 40 years
Baltimore II	MD	479	1,742	954	479	2,696	3,175	625	1988	6/26/1995	5 to 40 years
Augusta I	GA	357	1,296	426	357	1,722	2,079	466	1988	6/26/1995	5 to 40 years
Macon I	GA	231	1,081	326	231	1,407	1,638	379	1989	6/26/1995	5 to 40 years
Melbourne I	FL	883	2,104	1,413	883	3,517	4,400	855	1986	6/26/1995	5 to 40 years
Newport News	VA	316	1,471	619	316	2,090	2,406	560	1988	6/26/1995	5 to 40 years
Pensacola I	FL	632	2,962	809	651	3,752	4,403	1,058	1983	6/26/1995	5 to 40 years
Augusta II	GA	315	1,139	440	315	1,579	1,894	418	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT	715	1,695	605	715	2,300	3,015	559	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA	304	1,118	562	304	1,680	1,984	451	1988	6/26/1995	5 to 40 years
Alexandria	VA	1,375	3,220	966	1,376	4,185	5,561	1,070	1984	6/26/1995	5 to 40 years
Pensacola II	FL	244	901	309	244	1,210	1,454	387	1986	6/26/1995	5 to 40 years
Melbourne II	FL	834	2,066	1,002	1,591	2,311	3,902	716	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT	234	861	1,659	612	2,142	2,754	375	1992	6/26/1995	5 to 40 years

Atlanta-Metro X	GA		256	1,244	1,011	256	2,255	2,511	485	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	674	313	2,136	2,449	547	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	223	278	1,227	1,505	380	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	368	307	1,783	2,090	492	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	441	730	2,166	2,896	610	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	513	863	2,554	3,417	686	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	291	326	1,806	2,132	488	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	1,518	369	2,876	3,245	612	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	625	719	1,278	1,997	388	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	464	226	1,510	1,736	421	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	790	1,088	3,387	4,475	919	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	574	526	2,532	3,058	722	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	468	672	2,907	3,579	792	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	253	343	1,833	2,176	524	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	512	209	1,476	1,685	428	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	595	443	2,197	2,640	579	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	798	1,162	3,552	4,714	934	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	534	424	2,040	2,464	633	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	583	431	2,150	2,581	528	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	383	360	2,024	2,384	545	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	595	648	2,798	3,446	695	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,127	472	2,837	3,309	562	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	172	206	1,083	1,289	389	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	355	413	2,057	2,470	694	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	219	442	1,811	2,253	467	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	241	353	1,540	1,893	441	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	372	232	1,235	1,467	348	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	588	766	2,388	3,154	551	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	245	442	2,012	2,454	501	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	498	408	2,160	2,568	585	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	221	328	1,545	1,873	393	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,013	436	2,772	3,208	610	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	340	289	1,501	1,790	412	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,070	671	3,439	4,110	590	1983	6/5/1996	5 to 40 years

Montgomery III	AL		279	1,014	977	433	1,837	2,270	379	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	230	345	1,492	1,837	387	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	279	229	1,163	1,392	276	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	361	545	2,301	2,846	542	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	969	359	2,256	2,615	528	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,053	297	2,924	3,221	524	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	214	310	1,502	1,812	380	1987	6/28/1996	5 to 40 years
Baltimore III	MD		777	2,770	196	777	2,966	3,743	708	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	841	568	2,869	3,437	673	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	418	436	2,053	2,489	539	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	846	631	3,099	3,730	786	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	232	538	2,262	2,800	628	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	289	487	2,043	2,530	446	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	249	315	1,380	1,695	319	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	717	314	1,830	2,144	424	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	817	707	3,310	4,017	640	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	309	600	2,451	3,051	539	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,356	751	4,032	4,783	783	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	963	725	3,549	4,274	765	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	849	641	3,763	4,404	951	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	557	495	2,338	2,833	521	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	779	761	3,493	4,254	814	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,327	418	3,248	3,666	694	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	383	606	2,547	3,153	583	1982	1/10/1997	5 to 40 years
Grand Rapids ll	MI		219	790	703	219	1,493	1,712	331	1983	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,126	451	2,956	3,407	723	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	166	474	1,852	2,326	420	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	182	346	1,418	1,764	331	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,453	432	3,013	3,445	534	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,066	634	3,631	4,265	702	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	209	566	2,488	3,054	548	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	240	293	1,597	1,890	360	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	861	335	2,203	2,538	442	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	617	328	1,932	2,260	439	1985	3/31/1997	5 to 40 years

Lynchburg-Amherst	VA		155	710	247	152	960	1,112	239	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	361	245	1,481	1,726	290	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	990	260	2,033	2,293	337	1988/95	3/31/1997	5 to 40 years
Danville	VA		326	1,488	57	326	1,545	1,871	343	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	334	290	1,493	1,783	322	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	540	491	2,296	2,787	550	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	210	296	1,406	1,702	317	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	333	921	3,615	4,536	829	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	1,095	304	2,306	2,610	393	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	976	960	4,823	5,783	1,124	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,059	943	4,945	5,888	1,104	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	452	570	2,737	3,307	679	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	349	370	1,835	2,205	489	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	326	515	2,400	2,915	589	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	374	1,033	4,127	5,160	947	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	160	771	2,946	3,717	661	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	157	735	3,586	4,321	786	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	152	268	1,249	1,517	276	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,271	89	1,647	1,736	239	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	336	396	2,167	2,563	484	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	191	282	1,494	1,776	348	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	165	637	2,713	3,350	556	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	186	542	2,396	2,938	515	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	796	620	3,328	3,948	631	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	172	540	2,383	2,923	513	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	590	864	4,584	5,448	936	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	616	1,243	5,635	6,878	1,126	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	606	709	3,841	4,550	879	1985	2/4/1998	5 to 40 years
Harriman	NY		843	3,394	288	843	3,682	4,525	779	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	372	397	2,206	2,603	455	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	314	488	2,060	2,548	399	1990/96	2/18/1998	5 to 40 years
Salem	MA		733	2,941	668	733	3,609	4,342	762	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	291	384	1,662	2,046	381	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	816	296	2,014	2,310	360	1985	3/27/1998	5 to 40 years

Ft. Oglethorpe	GA		349	1,250	360	349	1,610	1,959	327	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	693	544	2,635	3,179	593	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	791	702	3,612	4,314	672	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	550	775	3,653	4,428	704	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	535	940	4,298	5,238	812	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	179	742	3,156	3,898	601	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	699	532	2,553	3,085	461	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	404	675	2,070	2,745	383	1986	4/22/1998	5 to 40 years
Waterford-Highland	MI		1,487	5,306	996	1,487	6,302	7,789	1,211	1978	4/28/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	272	662	2,926	3,588	586	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	100	744	3,121	3,865	626	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	840	419	2,364	2,783	366	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	223	1,208	5,077	6,285	1,010	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	227	944	4,030	4,974	806	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	323	903	3,966	4,869	775	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	568	1,503	6,627	8,130	1,284	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	47	489	1,860	2,349	395	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	588	447	2,378	2,825	456	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	78	659	2,758	3,417	514	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	66	635	2,368	3,003	467	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	262	548	2,250	2,798	424	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	261	840	3,634	4,474	725	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	515	324	2,008	2,332	376	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	221	510	2,198	2,708	455	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	331	481	2,285	2,766	437	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC		327	1,329	102	327	1,431	1,758	280	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC		508	1,815	199	508	2,014	2,522	392	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	440	216	1,222	1,438	291	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	595	550	2,593	3,143	423	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	816	670	3,223	3,893	515	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	251	390	1,821	2,211	371	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	356	460	1,998	2,458	473	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	120	507	2,178	2,685	399	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	658	447	2,434	2,881	412	1986/94	2/2/1999	5 to 40 years

Lafayette-Pinhook 1	LA		556	1,951	787	556	2,738	3,294	620	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	197	708	3,057	3,765	545	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	539	314	1,634	1,948	400	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,386	188	2,038	2,226	355	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	739	963	4,635	5,598	731	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	650	772	3,129	3,901	500	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	390	565	2,986	3,551	482	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	147	326	1,460	1,786	247	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	364	339	1,710	2,049	267	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	240	291	1,266	1,557	209	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	176	354	1,581	1,935	269	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	495	453	2,105	2,558	330	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	563	872	4,039	4,911	722	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	552	849	3,953	4,802	621	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	908	410	2,534	2,944	346	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	552	667	2,925	3,592	485	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	198	335	1,719	2,054	324	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	787	276	2,099	2,375	232	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	103	633	2,676	3,309	404	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	265	633	2,882	3,515	436	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	132	384	1,554	1,938	260	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,099	254	2,158	2,412	179	1998	11/15/2000	5 to 40 years
Dracut	MA	(1)	1,035	3,737	145	1,035	3,882	4,917	415	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	146	1,024	3,795	4,819	396	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	199	883	3,338	4,221	377	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	283	552	2,253	2,805	268	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	435	470	2,337	2,807	279	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	74	534	1,988	2,522	210	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	131	1,004	4,715	5,719	478	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	149	670	3,209	3,879	344	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	215	294	1,418	1,712	169	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	405	855	3,837	4,692	404	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	280	252	1,298	1,550	131	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	132	287	1,290	1,577	136	1986	2/13/2002	5 to 40 years

Houston-Harwin	TX	(1)	449	1,816	352	451	2,166	2,617	214	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	186	546	2,385	2,931	247	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	396	519	2,484	3,003	268	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	378	301	1,592	1,893	158	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	305	465	2,176	2,641	211	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	70	736	3,024	3,760	307	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	67	395	1,661	2,056	173	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	83	383	1,626	2,009	169	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	250	919	3,946	4,865	348	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	46	612	2,514	3,126	227	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	182	689	3,341	4,030	291	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	29	817	3,315	4,132	295	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	54	817	3,340	4,157	300	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	113	407	1,763	2,170	157	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	105	817	3,392	4,209	305	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	369	2,207	9,235	11,442	697	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	416	1,131	4,980	6,111	373	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	213	635	3,131	3,766	235	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	233	1,252	5,976	7,228	453	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	27	1,039	4,228	5,267	255	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	72	827	3,848	4,675	218	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	30	2,713	11,043	13,756	498	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	15	773	3,185	3,958	135	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	15	1,195	4,892	6,087	204	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	161	1,103	4,711	5,814	199	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	27	1,061	4,454	5,515	195	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	15	388	1,655	2,043	75	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	14	1,720	7,000	8,720	289	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	22	1,167	4,766	5,933	187	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	582	1,365	6,151	7,516	226	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	264	2,051	6,117	8,168	217	2000	8/5/2004	5 to 40 years
East Falmouth	MA		1,479	5,978	73	1,479	6,051	7,530	129	1998	2/23/2005	5 to 40 years
Cicero	NY		527	2,121	145	527	2,266	2,793	42	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	21	1,131	4,630	5,761	101	2003	3/15/2005	5 to 40 years

Springfield-Congress	MA	612	2,501	8	612	2,509	3,121	50	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT	1,612	6,585	27	1,612	6,612	8,224	131	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	1,214	4,949	7	1,215	4,955	6,170	75	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL	1,906	7,726	28	1,906	7,754	9,660	117	1997	6/1/2005	5 to 40 years
Oxford	MA	470	1,902	7	470	1,909	2,379	25	2002	6/23/2005	5 to 40 years
Austin-290E	TX	537	2,183	7	537	2,190	2,727	28	2003	7/12/2005	5 to 40 years
San Antonio-Marbach	TX	556	2,265	4	556	2,269	2,825	29	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX	754	3,065	3	754	3,068	3,822	40	2003	7/12/2005	5 to 40 years
Pinehurst	TX	484	1,977	3	484	1,980	2,464	26	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA	812	3,397	7	812	3,404	4,216	31	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA	722	2,927	4	722	2,931	3,653	13	1984/94	11/15/2005	5 to 40 years
Corporate Office	NY	0	68	9,308	1,608	7,768	9,376	3,151	2000	5/1/2000	5 to 40 years
		$158,355	$602,260	$133,365	$162,900	$731,080	$893,980	$130,550

(1) These properties are encumbered through one mortgage loan with an outstanding balance of $45.3 million at December 31, 2005.

	December 31, 2005		December 31, 2004		December 31, 2003
Cost:
Balance at beginning of period		$ 811,516		$ 739,836		$ 710,841
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 65,001 18,236		$ - 66,373 18,075		$ - 11,007 21,812
		83,237		84,448		32,819
Deductions during period: Cost of real estate sold	(773)	(773)	(12,768)	(12,768)	(3,824)	(3,824)
Balance at close of period		$893,980 =======		$811,516 =======		$739,836 =======

Accumulated Depreciation:
Balance at beginning of period		$ 109,750		$ 92,498		$ 75,344
Additions during period: Depreciation expense	$ 21,222		$ 19,175		$ 18,079
		21,222		19,175		18,079
Deductions during period:
Accumulated depreciation of real estate sold	(422)	(422)	(1,923)	(1,923)	(925)	(925)
Balance at close of period		$ 130,550 =======		$ 109,750 =======		$ 92,498 =======


Exhibit (12.1)

Statement Re: Computation of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands
	Year ended December 31,
	2005	2004	2003	2002	2001
Earnings:
Income from continuing operations before minority interest in consolidated subsidiaries and income or loss from equity investees	$36,117	$32,033	$29,190	$27,531	$25,123
Fixed charges	24,352	25,296	25,534	20,805	17,955
Preferred dividend requirements of consolidated subsidiaries	(4,123)	(7,168)	(8,818)	(5,093)	(2,955)
Earnings (1)	56,346	50,161	45,906	43,243	40,123

Fixed charges:
Interest expense	19,439	17,408	15,102	14,664	13,940
Amortization of financing fees	790	720	1,614	1,048	1,060
Preferred stock dividends	4,123	7,168	8,818	5,093	2,955
Fixed charges (2)	$24,352	$25,296	$25,534	$20,805	$17,955

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.31	1.98	1.80	2.08	2.23


Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3, No. 333-51169 and Form S-3 No. 333-118223) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in each related Prospectus of our reports dated February 21, 2006, with respect to the consolidated financial statements and schedule of Sovran Acquisition Limited Partnership, Sovran Acquisition Limited Partnership management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Acquisition Limited Partnership, included in this Annual Report (Form 10-K) for the year ended December 31, 2005.
/s/ Ernst & Young LLP

Buffalo, New York
March 13, 2006

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

Date:          March 13, 2006
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

Date:          March 13, 2006
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
1)

The Annual Report on Form 10-K of the Operating Partnership for the annual period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          March 13, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership