Form 10-Q
period 2006-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2006-05-08
CIK 1060224


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer  [ X ]  Accelerated Filer  [   ] Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [   ]      No  [ X ]


Part 1. Item 1.	Financial Information Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	March 31, 2006 (unaudited)	December 31, 2005
Assets
Investment in storage facilities:
Land	$ 167,934	$ 162,900
Building and equipment	754,132	731,080
	922,066	893,980
Less: accumulated depreciation	(136,153)	(130,550)
Investment in storage facilities, net	785,913	763,430
Cash and cash equivalents	6,326	4,911
Accounts receivable	1,402	1,643
Receivable from related parties	75	75
Receivable from joint ventures	2,763	2,780
Investment in joint ventures	777	825
Prepaid expenses	3,416	3,075
Fair value of interest rate swap agreements	3,500	1,411
Other assets	6,279	6,226
Total Assets	$ 810,451 =======	$ 784,376 =======
Liabilities
Line of credit	$ 90,000	$ 90,000
Term notes	225,000	200,000
Accounts payable and accrued liabilities	9,495	10,570
Deferred revenue	4,583	4,227
Accrued distributions	11,164	11,096
Mortgages payable	48,891	49,144
Total Liabilities	389,133	365,037

Minority interest - consolidated joint venture	13,921	14,122

Limited partners' capital interest (477,802 and 479,277 units in 2006 and 2005, respectively)	26,375	22,512

Partners' Capital
General partner (219,567 units outstanding in 2006 and 2005, respectively)	3,986	4,072
Limited partner (17,455,157 and 17,343,479 units outstanding in 2006 and 2005, respectively)	343,548	347,179
Preferred partners (1,200,000 Series C Preferred Units outstanding in 2006 and 2005) at liquidation preference	30,000	30,000
Accumulated other comprehensive income	3,488	1,454
Total Partners' Capital	381,022	382,705
Total Liabilities and Partners' Capital	$ 810,451 =======	$ 784,376 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2006 to March 31, 2006	January 1, 2005 to March 31, 2005
Revenues:
Rental income	$ 35,483	$ 31,211
Other operating income	1,174	938
Total operating revenues	36,657	32,149

Expenses:
Property operations and maintenance	9,648	8,500
Real estate taxes	3,501	3,017
General and administrative	3,438	2,947
Depreciation and amortization	5,622	5,037
Total operating expenses	22,209	19,501

Income from operations	14,448	12,648
Other income (expense):
Interest expense	(5,700)	(4,672)
Interest income	150	98
Minority interest - consolidated joint venture	(143)	(92)
Equity in income of joint ventures	75	25
Net Income	8,830	8,007
Preferred unit distributions	(628)	(1,256)
Net income available to common unitholders	$ 8,202 =======	$ 6,751 =======

Earnings per common unit - basic	$ 0.46 =======	$ 0.41 =======
Earnings per common unit - diluted	$ 0.45 =======	$ 0.40 =======
Common units used in basic earnings per unit calculation	18,021,596	16,531,896
Common units used in diluted earnings per unit calculation	18,090,920	16,682,117

Distributions declared per common unit	$ 0.6150 =======	$ 0.6050 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)	January 1, 2006 to March 31, 2006	January 1, 2005 to March 31, 2005
Operating Activities
Income from continuing operations	$ 8,830	$ 8,007
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,873	5,228
Equity in income of joint ventures	(75)	(25)
Minority interest	143	92
Restricted stock earned	152	114
Stock option expense	22	-
Changes in assets and liabilities:
Accounts receivable	269	854
Prepaid expenses	(305)	48
Accounts payable and other liabilities	(1,185)	(1,027)
Deferred revenue	191	277
Net cash provided by operating activities	13,915	13,568

Investing Activities
Acquisition of storage facilities	(22,296)	(15,750)
Improvements and equipment additions	(5,654)	(2,459)
Receipts from joint ventures	17	(97)
Property deposits	(156)	(43)
Receipts from related parties	-	15
Net cash used in investing activities	(28,089)	(18,334)

Financing Activities
Net proceeds from sale of common stock	3,011	3,596
Proceeds from line of credit and term note	35,000	19,000
Paydown of line of credit	(10,000)	(3,000)
Financing costs	(148)	-
Distributions paid	(12,071)	(11,562)
Distributions from unconsolidated joint venture	123	123
Redemption of Operating Partnership Units	(73)	-
Mortgage principal payments	(253)	(208)
Net cash provided by financing activities	15,589	7,949
Net increase in cash from continuing operations	1,415	3,183
Cash at beginning of period	4,911	3,105
Cash at end of period	$ 6,326 =====	$ 6,288 ======
Supplemental cash flow information Cash paid for interest	$ 6,817	$ 5,836
Fair value of assets acquired on the acquisition of storage facilities *	64	87
Fair value of liabilities assumed on the acquisition of storage facilities *	219	90
* Also see fair value of land, building, and equipment acquired in Note 4

Distributions declared but unpaid were $11,164 at March 31, 2006 and $10,030 at March 31, 2005.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Reclassification: Certain amounts from the 2005 financial statements have been reclassified to conform to the current year presentation.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2006 the Operating Partnership owned and/or managed 291 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

As of March 31, 2006, the Company was a 97.4% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


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

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", to determine whether the rights held by other investors constitute "important rights" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities. Our consolidated financial statements include the accounts of the Operating Partnership and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.

In April 2006, the Operating Partnership made an additional investment of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Operating Partnership's ownership to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Operating Partnership will consolidate the accounts of Locke Sovran I, LLC in its financial statements. As noted above, the accounts of Locke Sovran II, LLC were already being included in the Operating Partnership's financial statements as it was a majority controlled joint venture.

3.	STOCK BASED COMPENSATION

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under Statement 123(R). The Operating Partnership adopted Statement 123(R) on January 1, 2006 and uses the modified-prospective method. Under the


modified-prospective method, the Operating Partnership will recognize compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date. The Operating Partnership's shared-based payment arrangements are described below.

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

The Company has also issued 193,911 shares of restricted stock to employees which vest over two to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $55.21. During the three months ended March 31, 2006, 40,555 shares of restricted stock were issued to employees with a fair value of $2,190,000.

Prior to the adoption of FAS 123(R) restricted shares issued to employees and non-employee directors were recorded as unearned compensation (a component of stockholders' equity), at an amount equivalent to the fair market value of the shares on the date of grant. Upon the adoption of FAS 123(R) on January 1, 2006, the unearned restricted stock balance of approximately $1.8 million was reclassified as additional-paid-in-capital. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to additional paid-in capital are recorded for restricted share grants on a straight-line basis as the restriction periods lapse.

For the three months ended March 31, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $22,000 related to stock options under Statement 123(R) and $152,000 related to amortization of restricted stock grants. The adoption of FAS 123(R) will have no affect on cash flows and had no effect on basic or diluted earnings per unit for the three-months ended March 31, 2006. The Operating Partnership will use the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). For stock option awards that were granted prior to the adoption date of FAS 123(R) for which the requisite service period has not been provided as of the adoption date (no stock option awards were granted during the three-months ended March 31, 2006), the fair value of each option was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted assumptions:


	Weighted Average	Range
Expected life (years)	7.00	7.00
Risk free interest rate	4.14%	4.00 - 4.48%
Expected volatility	20.59%	19.40% - 21.00%
Expected dividend yield	7.01%	5.10% - 8.00%
Fair value	$3.12	$1.93 - $6.16

A summary of the Company's stock option activity and related information for the three months ended March 31 follows:

	Options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year:	142,900	$ 32.68
Granted	-	-
Exercised	(22,500)	29.06
Forfeited	-	-
Outstanding at March 31, 2006	120,400	$ 33.33	$2,633,148
Exercisable at March 31, 2006	63,400	$ 27.20	$1,775,200

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$19.06 - 29.99	41,900	$ 21.65	40,400	$ 21.45
$30.00 - 39.99	42,000	$ 34.29	15,000	$ 32.87
$40.00 - 47.45	36,500	$ 45.62	8,000	$ 45.60
Total	120,400	$ 33.33	63,400	$ 27.20

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock at March 31, 2006. As of March 31, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately two years. The weighted average remaining contractual life of the outstanding options is 7.16 years.

As permitted by Statement 123, through the fourth quarter of 2005 and previous years, the Operating Partnership accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. Had the Operating Partnership adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:


Pro Forma Three Months Ended March 31, 2005
(dollars in thousands, except per unit data)
Net income available to common unitholders as reported	$ 6,751
Add: Total stock-based compensation expense recorded	114
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(144)
Pro forma net income available to common unitholders	$ 6,721
Earnings per common unit
Basic - as reported	$ 0.41
Basic - pro forma	$ 0.41
Diluted - as reported	$ 0.40
Diluted - pro forma	$ 0.40

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three months ended March 31, 2006.

(dollars in thousands)
Cost:
Beginning balance	$ 893,980
Property acquisitions	22,451
Improvements and equipment additions	5,666
Dispositions	(31)
Ending balance	$ 922,066
Accumulated Depreciation:
Beginning balance	$ 130,550
Additions during the period	5,622
Dispositions	(19)
Ending balance	$ 136,153

During the first three months of 2006, the Operating Partnership acquired six storage facilities for $22.5 million. Substantially all of the purchase price of these facilities was allocated to land ($4.4 million), building ($17.7 million) and equipment ($0.4 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since their respective acquisition dates.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate


equal to LIBOR plus 1.50%. The weighted average interest rate at March 31, 2006 on the Operating Partnership's line of credit before the effect of interest rate swaps was approximately 5.6%. At March 31, 2006, there was $10 million available on the revolving line of credit, excluding the amount available on the expansion feature.

The Operating Partnership entered into a $25 million term note with a bank in January 2006. The term note matures in July 2006 and bears interest at LIBOR plus 1.20%.

In April 2006, the Operating Partnership entered into a $150 million term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to paydown the outstanding balance on the Operating Partnership's line of credit, to repay the $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC (see Note 9) and Locke Sovran II, LLC (see Note 2).

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2006 and 2005.

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $0.2 million in 2006. Payments made under the interest rate swap agreements will be reclassified to


interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $3.5 million at March 31, 2006. In conjunction with the Operating Partnership entering a $150 million term note in April 2006, the Operating Partnership terminated the $30 million notional swap expiring in September of 2008. The Operating Partnership received $255,000 for terminating this interest rate swap.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at March 31, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date						Total	Fair Value
	2006	2007	2008	2009	2010	Thereafter
Line of credit - variable rate LIBOR + 0.9%	-	$90,000	-	-	-	-	$90,000	$ 90,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$20,000	$ 20,000	$ 20,000
Term note - variable rate LIBOR+1.20%	$25,000	-	-	-	-	-	$ 25,000	$ 25,000
Term note - fixed rate 6.26%	-	-	-	-	-	$80,000	$ 80,000	$ 79,201

Mortgage note - fixed rate 7.19%	$ 647	$ 936	$ 997	$ 1,081	$1,163	$40,208	$ 45,032	$ 47,086
Mortgage note - fixed rate 5.40%	$ 90	$ 126	$ 133	$ 141	$ 149	$ 3,220	$ 3,859	$ 3,718

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 3,500

6.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $72.6 million at March 31, 2006. The 10-year note bears interest at 7.19%.

The Operating Partnership assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% as compared to the actual outstanding balance of $3.6 million. The premium of approximately $0.3 million over the principal balance of the mortgage payable will be amortized over the remaining term of the mortgage based on the effective interest method. The note is secured by the one property with a carrying value of $6.1 million at March 31, 2006.


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

At March 31, 2006, the Operating Partnership was in negotiations to acquire five stores for approximately $13.0 million. These stores were purchased in April 2006.

8.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $10.9 million and $9.8 million for the three months ended March 31, 2006 and 2005, respectively.

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

In April 2006, the Operating Partnership made an additional investment of $2.8 million in Locke Sovran I, LLC that increased the Operating Partnership's ownership to over 70%. As a result of this transaction the Operating Partnership will consolidate the results of operations of Locke Sovran I, LLC in its financial statements from the date that it acquired its controlling interest.

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2006. The Operating Partnership's investment includes a capital contribution of $49.

A summary of the unconsolidated joint ventures' financial statements as of and for the three months ended March 31, 2006 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,000	$ -
Investment in office building	-	5,961
Other assets	1,240	665
Total Assets	$ 39,240 =====	$ 6,626 ======


Due to the Operating Partnership	$ 2,763	$ -
Mortgage payable	29,379	7,493
Other liabilities	579	285
Total Liabilities	32,721	7,778
Unaffiliated partners' equity (deficiency)	3,521	(663)
Operating Partnership equity (deficiency)	2,998	(489)
Total Liabilities and Partners' Equity (deficiency)	$ 39,240 =====	$ 6,626 =====
Income Statement Data:
Total revenues	$ 1,699	$ 322
Total expenses	1,581	298
Net income	$ 118 =====	$ 24 ======

The Operating Partnership does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

10.	EARNINGS PER UNIT

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

(in thousands except per unit data)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Numerator:
Net income available to common unitholders	$ 8,202	$ 6,751

Denominator:
Denominator for basic earnings per unit - weighted average units	18,022	16,532
Effect of Dilutive Securities:
Stock options, warrants and unvested restricted stock	69	150
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	18,091	16,682

Basic earnings per common unit	$ 0.46	$ 0.41
Diluted earnings per common unit	$ 0.45	$ 0.40

Potential common units from the possible conversion of the Series C Convertible Cumulative Preferred Stock were excluded from the 2006 and 2005 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.


Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1934 and in Section 21F of the Securities Act of 1933. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully extend our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2006 THROUGH MARCH 31, 2006, COMPARED TO THE PERIOD JANUARY 1, 2005 THROUGH MARCH 31, 2005

We recorded rental revenues of $35.5 million for the three months ended March 31, 2006, an increase of $4.3 million, or 13.7%, when compared to rental revenues of $31.2 million in the three months ended March 31, 2005. Of this increase, $2.0 million resulted from a 6.4% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a 2.5 basis point occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $2.3 million increase in rental revenues resulted from the acquisition of six stores during 2006 and from having the 2005 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.6 million, or 14.2%, in the first quarter of 2006 compared to the same period in 2005. Of this increase, $1.0 million was expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005


acquisitions included for a full year of operations. $0.6 million of the increase was due to increased personnel, utilities, maintenance expenses, and increased property taxes at the 255 core properties considered same stores. We expect the trend of increasing operating costs to continue at a moderate pace with upward pressure related to utilities and property insurance costs.

General and administrative expenses increased $0.5 million, or 16.7%, in the first quarter of 2006 compared to the same period in 2005. The increase primarily resulted from increased personnel costs, increased costs in our call center, and the increased costs associated with operating the properties acquired in 2006 and 2005.

Depreciation and amortization expense increased to $5.6 million in the first quarter of 2006 from $5.0 million in the same period in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006 and a full quarter of depreciation on 2005 acquisitions.

Income from operations increased from $12.6 million in the first quarter of 2005 to $14.4 million in the same period in 2006 as a result of the net effect of the aforementioned items.

Interest expense increased from $4.7 million in the first quarter of 2005 to $5.7 million in the same period in 2006 as a result of higher interest rates and additional borrowings under our line of credit and term notes to purchase six stores in 2006.

The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of our Series C Preferred Stock to 920,244 shares of common stock in 2005.

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


Reconciliation of Net Income to Funds From Operations
	Three months ended
(in thousands)	March 31, 2006	March 31, 2005
Net income	$ 8,830	$ 8,007
Minority interest in income	143	92
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	5,622	5,056
Depreciation and amortization from unconsolidated joint ventures	121	118
Preferred unit distributions	(628)	(1,256)
Funds from operations allocable to minority interest in consolidated joint venture	(399)	(341)
FFO available to common unitholders	$ 13,689 ======	$ 11,676 ======

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

Cash flows from operating activities were $13.9 million and $13.6 million for the three months ended March 31, 2006, and 2005, respectively. The increase is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization.

Cash used in investing activities was $28.1 million and $18.3 million for the three months ended March 31, 2006, and 2005, respectively. The increase in cash used was attributable to increased acquisition activity in 2006 and increased spending on improvements to existing facilities.

Cash provided by financing activities was $15.6 million in 2006 compared to $7.9 in 2005. In December 2004, our unsecured credit agreements were amended to increase the line of credit availability from $75 million to $100 million (expandable to $200 million), reduce the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, extend the maturity by one year to September 2007, and retain a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At March 31, 2006, there was $10 million available on our line of credit. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009.

In addition to the line of credit and term note mentioned above, in 2003, we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.


In April 2006, the Operating Partnership entered into a $150 million term note maturing in April 2016 and bearing interest at 6.38%. The proceeds from this term note were used to paydown the outstanding balance on the Operating Partnership's line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment in Locke Sovran I, LLC.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2006, we were in compliance with all covenants.

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $72.6 million at March 31, 2006. The 10-year note bears interest at a fixed rate of 7.19%.

The Operating Partnership assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The note is secured by the one property with a carrying value of $6.1 million at March 31, 2006.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at March 31, 2006.

During 2006 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2006, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During 2006, we issued 69,331 shares of our common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $3.0 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.


ACQUISITION OF PROPERTIES

During 2006, we have used operating cash flow, borrowings pursuant to a term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire six properties in New York and Texas comprising 352,000 square feet from unaffiliated storage operators for $22.5 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At March 31, 2006, we were in negotiations to acquire five stores for approximately $13 million. These stores were purchased in April 2006.

In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit and issuance of shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the first three months of 2006, the Company's percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At March 31, 2006, we have five outstanding interest rate swap agreements as summarized below:


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

Through September 2008, $230 million of our $315 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $315 million at March 31, 2006, a 1% increase in interest rates would increase our interest expense by $850,000 per year. In conjunction with the Operating Partnership entering a $150 million term note in April 2006, the Operating Partnership terminated the $30 million notional swap expiring in September of 2008. The Operating Partnership received $255,000 for terminating this interest rate swap.

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


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

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity such as an LLC) regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005.  For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005.  The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2006. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.

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


PART II.	Other Information
Item 1.	Legal Proceedings

No disclosure required.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

May 8, 2006 Date	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers Chief Financial Officer

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

Date:          May 8, 2006
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

Date:          May 8, 2006
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

1)

The Quarterly Report on Form 10-Q of the Operating Partnership for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Dated:          May 8, 2006

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership
/ S / David L. Rogers David L. Rogers Chief Financial Officer of Sovran Holdings, Inc., the Sole General Partner of the Operating Partnership