Form 10-Q
period 2006-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2006-08-08
CIK 1060224


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer  [ X ]     Accelerated Filer  [   ]     Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [ X ]


Part 1. Item 1.	Financial Information Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	June 30, 2006 (unaudited)	December 31, 2005
Assets
Investment in storage facilities:
Land	$ 199,947	$ 162,900
Building and equipment	881,941	731,080
	1,081,888	893,980
Less: accumulated depreciation	(142,194)	(130,550)
Investment in storage facilities, net	939,694	763,430
Cash and cash equivalents	6,957	4,911
Accounts receivable	1,691	1,643
Receivable from related parties	37	75
Receivable from joint ventures	-	2,780
Investment in joint ventures	-	825
Prepaid expenses	3,763	3,075
Fair value of interest rate swap agreements	4,505	1,411
Other assets	6,751	6,226
Total Assets	$ 963,398 ======	$ 784,376 ======
Liabilities
Line of credit	$ 40,000	$ 90,000
Term notes	350,000	200,000
Accounts payable and accrued liabilities	17,459	10,570
Deferred revenue	5,624	4,227
Accrued distributions	11,209	11,096
Mortgages payable	112,722	49,144
Total Liabilities	537,014	365,037

Minority interest - consolidated joint ventures	16,783	14,122

Limited partners' capital interest (427,927 and 479,277 units in 2006 and 2005, respectively)	21,734	22,512

Partners' Capital
General partner (219,567 units outstanding in 2006 and 2005, respectively)	3,984	4,072
Limited partner (17,578,086 and 17,343,479 units outstanding in 2006 and 2005, respectively)	349,474	347,179
Preferred partners (1,200,000 Series C Preferred Units outstanding in 2006 and 2005) at liquidation preference	30,000	30,000
Accumulated other comprehensive income	4,409	1,454
Total Partners' Capital	387,867	382,705
Total Liabilities and Partners' Capital	$ 963,398 =======	$ 784,376 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	April 1, 2006 to June 30, 2006	April 1, 2005 to June 30, 2005
Revenues:
Rental income	$ 38,960	$ 32,897
Other operating income	1,336	1,110
Total operating revenues	40,296	34,007

Expenses:
Property operations and maintenance	10,104	8,642
Real estate taxes	3,759	3,095
General and administrative	3,662	2,955
Depreciation and amortization	6,058	5,221
Total operating expenses	23,583	19,913

Income from operations	16,713	14,094
Other income (expense):
Interest expense	(6,871)	(4,993)
Interest income	205	121
Minority interest - consolidated joint ventures	(462)	(131)
Equity in income of joint ventures	31	57
Net Income	9,616	9,148
Preferred unit distributions	(628)	(1,256)
Net income available to common unitholders	$ 8,988 =======	$ 7,892 =======

Earnings per common unit - basic	$ 0.50 =======	$ 0.47 =======
Earnings per common unit - diluted	$ 0.50 =======	$ 0.47 =======
Common units used in basic earnings per unit calculation	18,049,112	16,683,303
Common units used in diluted earnings per unit calculation	18,108,633	16,846,248

Distributions declared per common unit	$ 0.6150 =======	$ 0.6050 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2006 to June 30, 2006	January 1, 2005 to June 30, 2005
Revenues:
Rental income	$ 74,443	$ 64,108
Other operating income	2,510	2,048
Total operating revenues	76,953	66,156

Expenses:
Property operations and maintenance	19,752	17,142
Real estate taxes	7,260	6,112
General and administrative	7,101	5,901
Depreciation and amortization	11,679	10,258
Total operating expenses	45,792	39,413

Income from operations	31,161	26,743
Other income (expense):
Interest expense	(12,571)	(9,665)
Interest income	356	219
Minority interest - consolidated joint ventures	(606)	(223)
Equity in income of joint ventures	106	81
Net Income	18,446	17,155
Preferred unit distributions	(1,256)	(2,513)
Net income available to common unitholders	$ 17,190 =======	$ 14,642 =======

Earnings per common unit - basic	$ 0.95 =======	$ 0.88 =======
Earnings per common unit - diluted	$ 0.95 =======	$ 0.87 =======
Common units used in basic earnings per unit calculation	18,035,354	16,607,600
Common units used in diluted earnings per unit calculation	18,099,777	16,764,183

Distributions declared per common unit	$ 1.2300 =======	$ 1.2100 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)	January 1, 2006 to June 30, 2006	January 1, 2005 to June 30, 2005
Operating Activities
Net income	$ 17,981	$ 17,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,187	10,644
Equity in income of joint ventures	(106)	(81)
Minority interest	1,071	223
Restricted stock earned	392	248
Stock option expense	88	-
Changes in assets and liabilities:
Accounts receivable	68	320
Prepaid expenses	(460)	347
Accounts payable and other liabilities	3,364	2,080
Deferred revenue	240	172
Net cash provided by operating activities	34,825	31,108

Investing Activities
Acquisition of storage facilities	(92,016)	(41,129)
Improvements and equipment additions	(14,193)	(5,576)
Additional investment in consolidated joint ventures net of cash acquired	(7,529)	-
Receipts from joint ventures	17	64
Property deposits	91	(55)
Receipts from related parties	38	15
Net cash used in investing activities	(113,592)	(46,681)

Financing Activities
Net proceeds from sale of common stock	8,815	14,696
Proceeds from line of credit and term note	225,000	33,000
Paydown of line of credit	(125,000)	(5,000)
Financing costs	(554)	(322)
Distributions paid	(24,294)	(23,193)
Distributions from unconsolidated joint venture	123	245
Redemption of Operating Partnership Units	(2,680)	-
Mortgage principal payments	(597)	(402)
Net cash provided by financing activities	80,813	19,024
Net increase in cash	2,046	3,451
Cash at beginning of period	4,911	3,105
Cash at end of period	$ 6,957 ======	$ 6,556 ======
Supplemental cash flow information Cash paid for interest	$ 10,309	$ 9,116
Fair value of assets acquired on the acquisition of storage facilities *	149	135
Fair value of liabilities assumed on the acquisition of storage facilities *	35,887	4,316
* Also see fair value of land, building, and equipment acquired in Note 4

Distributions declared but unpaid were $11,209 at June 30, 2006 and $10,233 at June 30, 2005.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership (the "Operating Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Reclassification: Certain amounts from the 2005 financial statements have been reclassified to conform to the current year presentation.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2006 the Operating Partnership owned and/or managed 317 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 22 states.

As of June 30, 2006, the Company was a 97.7% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", to determine whether the rights held by other investors constitute "important rights" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities. Our consolidated financial statements include the accounts of the Operating Partnership, and Locke Sovran I, LLC and Locke Sovran II, LLC, which are majority owned joint ventures. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.

In April 2006, the Operating Partnership made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Operating Partnership's ownership to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Operating Partnership has consolidated the accounts of Locke Sovran I, LLC in its financial statements. The accounts of Locke Sovran II, LLC were already being included in the Operating Partnership's financial statements as it has been a majority controlled joint venture since 2001.

3.	STOCK BASED COMPENSATION

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under Statement 123(R). The Operating Partnership adopted


Statement 123(R) on January 1, 2006 and uses the modified-prospective method. Under the modified-prospective method, the Operating Partnership will recognize compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date. The Operating Partnership's shared-based payment arrangements are described below.

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

The Company has also issued 194,119 shares of restricted stock to employees which vest over two to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $55.21. During the six months ended June 30, 2006, 40,055 shares of restricted stock were issued to employees with a fair value of $2,167,000.

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

For the six months ended June 30, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $88,000 related to stock options under Statement 123(R) and $392,000 related to amortization of restricted stock grants. The adoption of FAS 123(R) will have no effect on cash flows and had no effect on basic or diluted earnings per share for the six-months ended June 30, 2006. The Operating Partnership will use the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). For stock option awards that were granted prior to the adoption date of FAS 123(R) for which the requisite service period has not been


provided as of the adoption date and for the 8,000 stock options issued to outside directors in 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted assumptions:

	Weighted Average	Range
Expected life (years)	6.88	5.00 - 7.00
Risk free interest rate	4.23%	4.00% - 5.03%
Expected volatility	20.37%	19.40% - 21.00%
Expected dividend yield	6.53%	5.10% - 8.00%
Fair value	$3.71	$1.93 - $6.35

A summary of the Company's stock option activity and related information for the six months ended June 30 follows:

	Options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year:	142,900	$ 32.68
Granted	8,000	48.11
Exercised	(27,900)	29.55
Forfeited	(3,000)	31.45
Outstanding at June 30, 2006	120,000	$ 34.44	$ 1,962,000
Exercisable at June 30, 2006	70,500	$ 29.63	$ 1,491,780

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$19.06 - 29.99	41,000	$ 21.65	39,500	$ 21.44
$30.00 - 39.99	34,500	$ 34.62	15,000	$ 32.79
$40.00 - 48.11	44,500	$ 46.07	16,000	$ 46.86
Total	120,000	$ 34.44	70,500	$ 29.63

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock at June 30, 2006. As of June 30, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately two years. The weighted average remaining contractual life of the outstanding options is 7.09 years.

As permitted by Statement 123, through the fourth quarter of 2005 and previous years, the Operating Partnership accounted for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. Had the Operating Partnership adopted


Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:
Pro Forma Six Months Ended June 30, 2005
(dollars in thousands, except per unit data)
Net income available to common unitholders as reported	$ 14,642
Add: Total stock-based compensation expense recorded	248
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(342)
Pro forma net income available to common unitholders	$ 14,548
Earnings per common unit
Basic - as reported	$ 0.88
Basic - pro forma	$ 0.88
Diluted - as reported	$ 0.87
Diluted - pro forma	$ 0.87

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six months ended June 30, 2006.

(dollars in thousands) Cost:
Beginning balance	$ 893,980
Property acquisitions	127,754
Consolidation of Locke Sovran I, LLC as of April 1, 2006	38,000
Additional investment in consolidated joint ventures	8,647
Improvements and equipment additions	13,564
Dispositions	(57)
Ending balance	$ 1,081,888

Accumulated Depreciation:
Beginning balance	$ 130,550
Additions during the period	11,679
Dispositions	(35)
Ending balance	$ 142,194

During the first six months of 2006, the Operating Partnership acquired 32 storage facilities for $127.8 million. Substantially all of the purchase price of these facilities was allocated to land ($25.4 million), building ($100.9 million) and equipment ($1.5 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since their respective acquisition dates.


5.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC, (ii) the 32 storage facilities purchased during the six months ended June 30, 2006, (iii) the 14 storage facilities purchased in 2005, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2005. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(dollars in thousands, except unit data)	April 1, 2006 to June 30, 2006	April 1, 2005 to June 30, 2005	Jan. 1, 2006 to June 30, 2006	Jan. 1, 2005 to June 30, 2005

Pro forma total operating revenues	$ 42,966	$ 40,078	$ 84,590	$ 78,739

Pro forma net income	$ 8,566	$ 7,160	$ 15,796	$ 12,802

Pro forma earnings per common unit - diluted	$ 0.47	$ 0.40	$ 0.87	$ 0.71

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The weighted average interest rate at June 30, 2006 on the Operating Partnership's line of credit before the effect of interest rate swaps was approximately 6.2%. At June 30, 2006, there was $60 million available on the revolving line of credit, excluding the amount available on the expansion feature.

In April 2006, the Operating Partnership entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Operating Partnership's line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC (see Note 11) and Locke Sovran II, LLC (see Note 2).


7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2006 and December 31, 2005 consist of the following:

(dollars in thousands)	June 30, 2006	December 31, 2005

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.3 million, principal and interest paid monthly.	$ 29,672	$ -
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.3 million, principal and interest paid monthly.	45,082	45,255
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.1 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%.	3,830	3,889
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.	1,052	-
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly.	1,155	-
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.1 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%.	25,379	-
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%.	6,552	-
Total mortgages payable	$ 112,722 =========	$ 49,144 =========

The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.5% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. These three mortgages are carried at a discount of approximately $0.2 million below the actual principal balance of the mortgages payable. The discount will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at June 30, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.


Expected Maturity Date Including Discount
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 0.9%	-	$40,000	-	-	-	-	$ 40,000	$ 40,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$ 100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 77,905
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$147,076

Mortgage note - fixed rate 7.80%	$ 158	$ 342	$ 363	$ 400	$ 433	$ 27,976	$ 29,672	$ 31,028
Mortgage note - fixed rate 7.19%	$ 438	$ 937	$ 998	$ 1,083	$ 1,164	$ 40,462	$ 45,082	$ 46,212
Mortgage note - fixed rate 7.25%	$ 35	$ 75	$ 80	$ 87	$ 93	$ 3,460	$ 3,830	$ 3,650
Mortgage note - fixed rate 6.76%	$ 9	$ 20	$ 22	$ 23	$ 25	$ 953	$ 1,052	$ 1,066
Mortgage note - fixed rate 6.35%	$ 11	$ 23	$ 24	$ 26	$ 28	$ 1,043	$ 1,155	$ 1,145
Mortgage notes - fixed rate 5.55%	-	-	-	$ 25,379	-	-	$ 25,379	$ 25,379
Mortgage notes - fixed rate 7.50%	$ 61	$ 131	$ 140	$ 153	$ 165	$ 5,902	$ 6,552	$ 6,552

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 4,409

8.	INTEREST RATE SWAP AGREEMENTS

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

The Operating Partnership has entered into four interest rate swap agreements as detailed below to effectively convert a total of $120 million of variable-rate debt to fixed-rate debt.


Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. Based on current interest rates, the Operating Partnership estimates that receipts under the interest rate swaps will be approximately $0.3 million in 2006. Payments or receipts under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $4.4 million at June 30, 2006. In conjunction with the Operating Partnership entering a $150 million term note in April 2006, the Operating Partnership terminated the $30 million notional swap that was to expire in September of 2008. The Operating Partnership received $255,000 for terminating this interest rate swap.

9.	COMMITMENTS AND CONTINGENCIES

The Operating Partnership's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.

At June 30, 2006, the Operating Partnership was in negotiations to acquire two stores for approximately $6.5 million. These stores were purchased in August of 2006.

10.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $21.4 million and $17.3 million for the six months ended June 30, 2006 and 2005, respectively.

11.	INVESTMENT IN JOINT VENTURES

The Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC which owns the building that houses the Operating Partnership's headquarters and other tenants. The Operating Partnership's investment includes a capital contribution of $49. A summary of Iskalo Office Holdings' financial statements as of and for the six months ended June 30, 2006 is as follows:


(dollars in thousands)	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in office building	$ 5,960
Other assets	574
Total Assets	$ 6,534 ======
Mortgage payable	$ 7,465
Other liabilities	178
Total Liabilities	7,643
Unaffiliated partners' deficiency	(641)
Operating Partnership deficiency	(468)
Total Liabilities and Partners' Deficiency	$ 6,534 ======
Income Statement Data:
Total revenues	$ 647
Total expenses	580
Net income	$ 67 ======

The Operating Partnership does not guarantee the debt of Iskalo Office Holdings, LLC.

Through March 31, 2006, investment in joint ventures also included an ownership interest in Locke Sovran I, LLC, which owns 11 self-storage facilities throughout the United States. In December 2000, the Operating Partnership contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. In April 2006, the Operating Partnership made an additional investment of $2.8 million in Locke Sovran I, LLC that increased the Operating Partnership's ownership to over 70%. As a result of this transaction the Operating Partnership has consolidated the results of operations of Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest.

12.	EARNINGS PER UNIT

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


(in thousands except per unit data)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Numerator:
Net income available to common unitholders	$ 17,190	$ 14,642

Denominator:
Denominator for basic earnings per unit - weighted average units	18,035	16,608
Effect of Dilutive Securities:
Stock options, warrants and unvested restricted stock	65	156
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	18,100	16,764

Basic earnings per common unit	$ 0.95	$ 0.88
Diluted earnings per common unit	$ 0.95	$ 0.87

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2006 THROUGH JUNE 30, 2006, COMPARED TO THE PERIOD APRIL 1, 2005 THROUGH JUNE 30, 2005

We recorded rental revenues of $39.0 million for the three months ended June 30, 2006, an increase of $6.1 million, or 18.4%, when compared to rental revenues of $32.9 million in the three months ended June 30, 2005. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I for the three months ended June 30, 2006 was $1.7 million. Of the remaining $4.4 million increase in rental income, $1.8 million resulted from a 5.6% increase in rental revenues at the 258 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.0%, and a 1.6 basis point occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $2.6 million increase in rental revenues resulted from the acquisition of 32 stores during 2006 and from having the 2005 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.


Property operating and real estate tax expense increased $2.1 million, or 18.1%, in the second quarter of 2006 compared to the same period in 2005. Of this increase, $1.1 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full quarter of operations. $0.4 million of the increase was due to increased personnel, utilities, maintenance expenses, and increased property taxes at the 258 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.6 million increase in property operating and real estate tax expense for the second quarter of 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace with upward pressure related to utilities and property insurance costs.

General and administrative expenses increased $0.7 million, or 23.9%, in the second quarter of 2006 compared to the same period in 2005. The increase primarily resulted from increased personnel costs, increased costs associated with Locke Sovran I, and the increased costs associated with operating the properties acquired in 2006 and 2005.

Depreciation and amortization expense increased to $6.1 million in the second quarter of 2006 from $5.2 million in the same period in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full quarter of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.

Income from operations increased from $14.1 million in the second quarter of 2005 to $16.7 million in the same period in 2006 as a result of the net effect of the aforementioned items.

Interest expense increased from $5.0 million in the second quarter of 2005 to $6.9 million in the same period in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 32 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of the Company's Series C Preferred Stock into 920,244 shares of common stock in 2005.

FOR THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2006, COMPARED TO THE PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005

We recorded rental revenues of $74.4 million for the six months ended June 30, 2006, an increase of $10.3 million, or 16.1%, when compared to rental revenues of $64.1 million in the six months ended June 30, 2005. As previously stated, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated since April 1, 2006, as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that is included in our consolidated results for the six months ended June 30, 2006 was $1.7 million. Of the remaining $8.6 million increase in rental income, $3.7 million resulted from a 6.1% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a slight increase in occupancy, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the


2005 hurricanes. The remaining $4.9 million increase in rental revenues resulted from the acquisition of 32 stores during 2006 and from having the 2005 acquisitions included for a full six months of operations. Other income increased $0.5 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $3.8 million, or 16.2%, for the six months ended June 30, 2006 compared to the same period in 2005. Of this increase, $2.2 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full quarter of operations. $1.0 million of the increase was due to increased personnel, utilities, maintenance expenses, and increased property taxes at the 255 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.6 million increase in property operating and real estate tax expense for the six months ended June 30, 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace with upward pressure related to utilities and property insurance costs.

General and administrative expenses increased $1.2 million, or 20.3%, in the six months ended June 30, 2006 compared to the same period in 2005. The increase primarily resulted from increased personnel costs, increased costs associated with Locke Sovran I, and the increased costs associated with operating the properties acquired in 2006 and 2005.

Depreciation and amortization expense increased to $11.7 million in the six months ended June 30, 2006 from $10.3 million in the same period in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full six months of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.

Income from operations increased from $26.7 million in the six months ended June 30, 2005 to $31.2 million in the same period in 2006 as a result of the net effect of the aforementioned items.

Interest expense increased from $9.7 million in the six months ended June 30, 2005 to $12.6 million in the same period in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 32 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of the Company's Series C Preferred Stock into 920,244 shares of common stock in 2005.

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


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

Reconciliation of Net Income to Funds From Operations
	Six months ended
(in thousands)	June 30, 2006	June 30, 2005
Net income	$ 18,446	$ 17,155
Minority interest in income	606	223
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	11,679	10,277
Depreciation and amortization from unconsolidated joint ventures	134	237
Preferred unit distributions	(1,256)	(2,513)
Funds from operations allocable to minority interest in consolidated joint venture	(861)	(722)
FFO available to common unitholders	$ 28,748 =======	$ 24,657 =======

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

Cash flows from operating activities were $34.8 million and $31.1 million for the six months ended June 30, 2006, and 2005, respectively. The increase is primarily attributable to increased net income, increased non-cash charges for depreciation and amortization and an increase in accrued interest.

Cash used in investing activities was $113.6 million and $46.7 million for the six months ended June 30, 2006, and 2005, respectively. The increase in cash used was attributable to increased acquisition activity in 2006 and increased spending on improvements to existing facilities.


Cash provided by financing activities was $80.8 million in 2006 compared to $19.0 million in 2005. The increase was due to the $150 million term note we entered into in April 2006 that matures in April 2016 and bears interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Operating Partnership's line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment in Locke Sovran I, LLC.

Our unsecured line of credit has an availability of $100 million (expandable to $200 million), bears interest at LIBOR plus 0.90%, and matures September 2007 with a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At June 30, 2006, there was $60 million available on our line of credit. We also have a $100 million term note bearing interest at LIBOR plus 1.20% that matures September 2009.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2006, we were in compliance with all covenants.

In addition to the unsecured notes discussed above, we also have mortgages payable of $112.7 million at June 30, 2006, a significant increase from the $49.4 million of mortgages payable at December 31, 2005. The increase is due to the consolidation of Locke Sovran I, LLC and the related $29.7 million mortgage at 7.80%, and mortgages assumed on numerous acquisitions in 2006 with outstanding balances totaling $40.0 million and interest rates ranging from 5.55% to 7.50%. Both periods also include the 7.19% note secured by the 27 properties owned by Locke Sovran II, LLC (a consolidated joint venture) and a 7.25% mortgage note assumed in connection with the acquisition of a storage facility in June 2005.

On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, the Company issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired, leaving 1,200,000 shares of Series C Preferred Stock outstanding at June 30, 2006.


During 2006 and 2005, the Company did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2006, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

During 2006, the Company issued 191,988 shares of our common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $8.7 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During 2006, we have used operating cash flow, borrowings pursuant to a term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 32 properties in Florida (3), Louisiana (5), Missouri (7), New Hampshire (2), New York (1) and Texas (14) comprising 1.9 million square feet from unaffiliated storage operators for $127.8 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At June 30, 2006, we were in negotiations to acquire two stores for approximately $6.5 million. These stores were purchased in August 2006.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the first six months of 2006, the Company's percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of June 30, 2006, 427,927 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At June 30, 2006, we have four outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $120 million of our debt through the interest rate swap termination dates.

Through September 2008, $350 million of our $390 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $390 million at June 30, 2006, a 1% increase in interest rates would increase our interest expense by $400,000 per year.


INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.

SEASONALITY

Our revenues typically have been higher in the third and fourth quarters, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect distributions to shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 is effective no later than for fiscal years ending after December 15, 2005 (December 31, 2005 for the Operating Partnership). The application of Interpretation 47 did not have a material impact on the Operating Partnership's financial position or results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2006. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Operating Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

The Operating Partnership furnished a Current Report on Form 8-K, dated April 25, 2006, announcing the Operating Partnership had entered into a $15,000,000 term loan agreement with Manufacturers and Traders Trust Operating Partnership bearing interest at LIBOR plus 1.20% and due July 19, 2006.

The Operating Partnership furnished a Current Report on Form 8-K, dated May 1, 2006, announcing the Operating Partnership had entered into a note purchase agreement with various purchasers for $150,000,000 6.38% Senior Guaranteed Notes, Series C, due April 26, 2016.

The Operating Partnership furnished a Current Report on Form 8-K, dated June 26, 2006, announcing the Operating Partnership had acquired 20 self-storage facilities from Cornerstone Development Corporation. The Operating Partnership also announced it had entered into a Consent and First Amendment to the Note Purchase Agreement dated April 26, 2006, a Consent and Third Amendment to Note Purchase Agreement dated September 4, 2003, and a Consent and Amendment No. 2 to the Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 16, 2004. In general, these amendments were intended to facilitate the purchase of the 20 properties.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2006 Date	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers Chief Financial Officer