Form 10-Q
period 2006-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2006-11-07
CIK 1060224


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  [ X ]     Accelerated Filer  [   ]     Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [ X ]


Part 1. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	September 30, 2006 (unaudited)	December 31, 2005
Assets
Investment in storage facilities:
Land	$ 206,169	$ 162,900
Building and equipment	917,701	731,080
	1,123,870	893,980
Less: accumulated depreciation	(148,866)	(130,550)
Investment in storage facilities, net	975,004	763,430
Cash and cash equivalents	10,851	4,911
Accounts receivable	1,934	1,643
Receivable from related parties	37	75
Receivable from joint ventures	-	2,780
Investment in joint ventures	-	825
Prepaid expenses	7,533	3,075
Fair value of interest rate swap agreements	2,169	1,411
Other assets	6,195	6,226
Total Assets	$ 1,003,723 ========	$ 784,376 =======
Liabilities
Line of credit	$ 66,000	$ 90,000
Term notes	350,000	200,000
Accounts payable and accrued liabilities	22,010	10,570
Deferred revenue	5,506	4,227
Accrued distributions	11,481	11,096
Mortgages payable	112,387	49,144
Total Liabilities	567,384	365,037

Minority interest - consolidated joint ventures	16,783	14,122

Limited partners' capital interest (427,927 and 479,277 units in 2006 and 2005, respectively)	23,771	22,512

Partners' Capital
General partner (219,567 units outstanding in 2006 and 2005, respectively)	3,930	4,072
Limited partner (17,870,499 and 17,343,479 units outstanding in 2006 and 2005, respectively)	359,775	347,179
Preferred partners (1,200,000 Series C Preferred Units outstanding in 2006 and 2005) at liquidation preference	30,000	30,000
Accumulated other comprehensive income	2,080	1,454
Total Partners' Capital	395,785	382,705
Total Liabilities and Partners' Capital	$ 1,003,723 ========	$ 784,376 =======
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	July 1, 2006 to September 30, 2006	July 1, 2005 to September 30, 2005
Revenues:
Rental income	$ 43,354	$ 34,811
Other operating income	1,430	1,192
Total operating revenues	44,784	36,003

Expenses:
Property operations and maintenance	12,163	9,278
Real estate taxes	4,112	3,182
General and administrative	3,430	2,945
Depreciation and amortization	6,683	5,425
Total operating expenses	26,388	20,830

Income from operations	18,396	15,173
Other income (expense):
Interest expense	(8,421)	(5,291)
Interest income	135	109
Minority interest - consolidated joint ventures	(462)	(158)
Equity in income of joint ventures	42	63
Net Income	9,690	9,896
Preferred unit distributions	(628)	(983)
Net income available to common unitholders	$ 9,062 =======	$ 8,913 =======

Earnings per common unit - basic	$ 0.49 =======	$ 0.52 =======
Earnings per common unit - diluted	$ 0.49 =======	$ 0.52 =======
Common units used in basic earnings per unit calculation	18,347,269	17,032,875
Common units used in diluted earnings per unit calculation	18,416,927	17,148,950

Distributions declared per common unit	$ 0.6200 =======	$ 0.6150 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2006 to September 30, 2006	January 1, 2005 to September 30, 2005
Revenues:
Rental income	$ 117,797	$ 98,918
Other operating income	3,940	3,240
Total operating revenues	121,737	102,158

Expenses:
Property operations and maintenance	31,915	26,421
Real estate taxes	11,372	9,294
General and administrative	10,530	8,846
Depreciation and amortization	18,362	15,683
Total operating expenses	72,179	60,244

Income from operations	49,558	41,914
Other income (expense):
Interest expense	(20,992)	(14,956)
Interest income	490	329
Minority interest - consolidated joint ventures	(1,068)	(381)
Equity in income of joint ventures	148	145
Net Income	28,136	27,051
Preferred unit distributions	(1,884)	(3,495)
Net income available to common unitholders	$ 26,252 =======	$ 23,556 =======

Earnings per common unit - basic	$ 1.45 =======	$ 1.41 =======
Earnings per common unit - diluted	$ 1.44 =======	$ 1.39 =======
Common units used in basic earnings per unit calculation	18,139,326	16,749,358
Common units used in diluted earnings per unit calculation	18,205,493	16,892,438

Distributions declared per common unit	$ 1.8500 ======	$ 1.8250 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2006 to September 30, 2006	January 1, 2005 to September 30, 2005
Operating Activities
Net income	$ 28,136	$ 27,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,110	16,269
Equity in income of joint ventures	(148)	(145)
Minority interest	1,068	381
Non-vested stock earned	632	383
Stock option expense	100	-
Changes in assets and liabilities:
Accounts receivable	(175)	18
Prepaid expenses	(4,230)	(433)
Accounts payable and other liabilities	7,951	3,836
Deferred revenue	(12)	(45)
Net cash provided by operating activities	52,432	47,315

Investing Activities
Acquisition of storage facilities	(125,625)	(56,842)
Improvements and equipment additions	(22,426)	(12,228)
Additional investment in consolidated joint ventures net of cash acquired	(7,531)	-
Receipts from joint ventures	17	(92)
Property deposits	416	(38)
Receipts from related parties	38	15
Net cash used in investing activities	(155,111)	(69,185)

Financing Activities
Net proceeds from sale of common stock	23,266	18,799
Proceeds from line of credit and term note	251,000	51,000
Pay down of line of credit	(125,000)	(9,000)
Financing costs	(563)	(322)
Distributions paid	(36,595)	(34,753)
Distributions from unconsolidated joint venture	123	368
Redemption of Operating Partnership Units	(2,680)	(371)
Mortgage principal payments	(932)	(627)
Net cash provided by financing activities	108,619	25,094
Net increase in cash	5,940	3,224
Cash at beginning of period	4,911	3,105
Cash at end of period	$ 10,851 =======	$ 6,329 ======
Supplemental cash flow information Cash paid for interest	$ 17,519	$ 15,361
Fair value of liabilities assumed on the acquisition of storage facilities *	36,038	4,468
*See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $11,481 at September 30, 2006 and $10,743 at September 30, 2005.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Reclassification: Certain amounts from the 2005 financial statements have been reclassified to conform to the current year presentation.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2006 the Operating Partnership operated 326 self-storage properties in 22 states under the registered service mark "Uncle Bob's Self Storage". Of these 326 properties, 288 are wholly owned and 38 are managed for two consolidated joint ventures.

As of September 30, 2006, the Company was a 97.7% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

We consolidate all wholly owned subsidiaries.  Partially owned subsidiaries and joint ventures are consolidated when we control the entity.  We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", and FASB Staff Position SOP 78-9-1, "Interaction of AICPA SOP 78-9 and EITF Issue 04-5", to determine whether the rights held by other investors constitute "kick-out rights" or "substantive participating rights" as defined therein.  For pre-existing joint venture agreements that have not been modified, effective January 1, 2006 we were required to adopt the provisions of the EITF's consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Under this consensus we presume that general partners in a limited partnership control that limited partnership (or similar entity like a limited liability company) regardless of the extent of the general partners' ownership interest in the limited partnership. We also consider whether the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein.  To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.  We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.  Our consolidated financial statements include the accounts of the Operating Partnership, and Locke Sovran I, LLC and Locke Sovran II, LLC, which are majority owned joint ventures.  All intercompany transactions and balances have been eliminated.  Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

In April 2006, the Operating Partnership made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Operating Partnership's ownership from approximately 45% to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Operating Partnership has consolidated the accounts of Locke Sovran I, LLC in its financial statements. A summary of the Locke Sovran I, LLC balance sheet as of April 1, 2006 was as follows:


(dollars in thousands)	Locke Sovran I, LLC

Investment in storage facilities, net	$ 38,000
Other assets	1,240
Total Assets	$ 39,240 =====
Due to the Operating Partnership	$ 2,763
Mortgage payable	29,379
Other liabilities	579
Total Liabilities	32,721

Unaffiliated partners' equity (deficiency)	3,521
Operating Partnership equity (deficiency)	2,998
Total Liabilities and Partners' Equity (deficiency)	$ 39,240 =====

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

The Company established the 2005 Award and Option Plan (the "Plan") which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options generally vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant.

The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in


2004 each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant.

The Company has also issued 194,119 shares of non-vested stock to employees which vest over two to nine year periods. The fair market value of the non-vested stock on the date of grant ranged from $20.38 to $55.21. During the nine months ended September 30, 2006, 40,055 shares of non-vested stock were issued to employees with a fair value of $2,167,000.

Prior to the adoption of FAS 123(R) non-vested shares issued to employees and non-employee directors were recorded as unearned compensation (a component of stockholders' equity), at an amount equivalent to the fair market value of the shares on the date of grant. Upon the adoption of FAS 123(R) on January 1, 2006, the non-vested stock balance of approximately $1.8 million was reclassified as additional-paid-in-capital. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to additional paid-in capital are recorded for non-vested share grants on a straight-line basis as the restriction periods lapse.

For the nine months ended September 30, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $100,000 related to stock options under Statement 123(R) and $632,000 related to amortization of non-vested stock grants. The adoption of FAS 123(R) will have no effect on cash flows and had no effect on basic or diluted earnings per unit for the nine-months ended September 30, 2006. The Operating Partnership will use the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). For stock option awards that were granted prior to the adoption date of FAS 123(R) for which the requisite service period has not been provided as of the adoption date and for the 8,000 stock options issued to outside directors in 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted assumptions:

	Weighted Average	Range
Expected life (years)	6.88	5.00 - 7.00
Risk free interest rate	4.23%	4.00 - 5.03%
Expected volatility	20.37%	19.40% - 21.00%
Expected dividend yield	6.53%	5.10% - 8.00%
Fair value	$3.71	$1.93 - $6.35

To determine expected volatility, the Operating Partnership uses historical volatility based on daily closing prices of the Company's Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected life of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

A summary of the Company's stock option activity and related information for the nine months ended September 30 follows:


	Options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year:	142,900	$ 32.68
Granted	8,000	48.11
Exercised	(33,150)	30.12
Forfeited	(6,000)	33.05
Outstanding at September 30, 2006	111,750	$ 34.49	$ 2,353,455
Exercisable at September 30, 2006	77,250	$ 30.88	$ 1,905,758

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$19.06 - 29.99	39,500	$ 21.66	38,000	$ 21.44
$30.00 - 39.99	29,250	$ 34.53	18,750	$ 32.64
$40.00 - 48.11	43,000	$ 46.26	20,500	$ 46.79
Total	111,750	$ 34.49	77,250	$ 30.88

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock at September 30, 2006. As of September 30, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately two years. The weighted average remaining contractual life of the outstanding options is 6.85 years.

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
Pro Forma Nine Months Ended September 30, 2005
(dollars in thousands, except per unit data)
Net income available to common unitholders as reported	$ 23,556
Add: Total stock-based compensation expense recorded	383
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(497)
Pro forma net income available to common unitholders	$ 23,442
Earnings per common unit
Basic - as reported	$ 1.41
Basic - pro forma	$ 1.40
Diluted - as reported	$ 1.39
Diluted - pro forma	$ 1.39


4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine months ended September 30, 2006.

(dollars in thousands)
Cost:
Beginning balance	$ 893,980
Property acquisitions	161,514
Consolidation of Locke Sovran I, LLC as of April 1, 2006	38,000
Additional investment in consolidated joint ventures	8,647
Improvements and equipment additions	21,806
Dispositions	(77)
Ending balance	$1,123,870

Accumulated Depreciation:
Beginning balance	$ 130,550
Additions during the period	18,362
Dispositions	(46)
Ending balance	$ 148,866

During the first nine months of 2006, the Operating Partnership acquired 41 storage facilities for $161.5 million. Substantially all of the purchase price of these facilities was preliminarily allocated to land ($31.7 million), building ($128.1 million) and equipment ($1.7 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since their respective acquisition dates. These allocations were made based upon the estimated fair values of the assets acquired on the date of acquisition. We expect to finalize our purchase price allocations for these facilities during the first half of 2007.

5.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC, (ii) the 41 storage facilities purchased during the nine months ended September 30, 2006, (iii) the 14 storage facilities purchased in 2005, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2005. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(dollars in thousands, except unit data)	July 1, 2006 to Sep. 30, 2006	July 1, 2005 to Sep. 30, 2005	Jan. 1, 2006 to Sep. 30, 2006	Jan. 1, 2005 to Sep. 30, 2005

Pro forma total operating revenues	$45,628	$42,564	$132,166	$123,029

Pro forma net income	$ 9,133	$ 7,787	$ 24,891	$ 19,165

Pro forma earnings per common unit - diluted	$ 0.50	$ 0.44	$ 1.37	$ 1.10

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The weighted average interest rate at September 30, 2006 on the Operating Partnership's line of credit before the effect of interest rate swaps was approximately 6.2%. At September 30, 2006, there was $34 million available on the revolving line of credit, excluding the amount available on the expansion feature.

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

7.	MORTGAGES PAYABLE

Mortgages payable at September 30, 2006 and December 31, 2005 consist of the following:

(dollars in thousands)	September 30, 2006	December 31, 2005
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.5 million, principal and interest paid monthly.	$ 29,583	$ -
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.3 million, principal and interest paid monthly.	44,859	45,255
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.1 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%.	3,800	3,889
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly.	1,047	-
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly.	1,150	-


5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.1 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%.	25,438	-
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%.	6,510	-
Total mortgages payable	$ 112,387	$ 49,144

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

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at September 30, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

Expected Maturity Date Including Discount
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 0.9%	-	$66,000	-	-	-	-	$ 66,000	$ 66,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 78,934
Term note - fixed rate 6.38%	-	-	-	-	-	$ 150,000	$ 150,000	$148,258

Mortgage note - fixed rate 7.80%	$ 83	$ 342	$ 363	$ 400	$ 433	$ 27,962	$ 29,583	$ 31,161
Mortgage note - fixed rate 7.19%	$ 226	$ 937	$ 998	$ 1,083	$ 1,164	$ 40,451	$ 44,859	$ 46,366
Mortgage note - fixed rate 7.25%	$ 18	$ 75	$ 80	$ 87	$ 93	$ 3,447	$ 3,800	$ 3,660
Mortgage note - fixed rate 6.76%	$ 5	$ 20	$ 22	$ 23	$ 25	$ 952	$ 1,047	$ 1,073
Mortgage note - fixed rate 6.35%	$ 6	$ 23	$ 24	$ 26	$ 28	$ 1,043	$ 1,150	$ 1,153
Mortgage notes - fixed rate 5.55%	-	-	-	$ 25,438	-	-	$ 25,438	$ 26,216
Mortgage notes - fixed rate 7.50%	$ 44	$ 183	$ 194	$ 208	$ 222	$ 5,659	$ 6,510	$ 6,541

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 2,080


8.	INTEREST RATE SWAP AGREEMENTS

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. Based on current interest rates, the Operating Partnership estimates that receipts under the interest rate swaps will be approximately $0.5 million in 2006. Payments or receipts under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $2.2 million at September 30, 2006. In conjunction with the Operating Partnership entering a $150 million term note in April 2006, the Operating Partnership terminated the $30 million notional swap that was to expire in September of 2008. The Operating Partnership received $255,000 for terminating this interest rate swap.

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


At September 30, 2006, the Operating Partnership was in negotiations to acquire ten self-storage facilities for approximately $30.0 million. One facility was purchased in October of 2006 for $4.0 million. The purchase of the remaining facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

10.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $28.1 million and $29.8 million for the nine months ended September 30, 2006 and 2005, respectively.

11.	INVESTMENT IN JOINT VENTURES

The Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC which owns the building that houses the Operating Partnership's headquarters and other tenants. The Operating Partnership's investment includes a capital contribution of $49. A summary of Iskalo Office Holdings' financial statements as of and for the nine months ended September 30, 2006 is as follows:

(dollars in thousands)	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in office building	$ 5,879
Other assets	707
Total Assets	$ 6,586 ======
Mortgage payable	$ 7,548
Other liabilities	80
Total Liabilities	7,628
Unaffiliated partners' deficiency	(606)
Operating Partnership deficiency	(436)
Total Liabilities and Partners' Deficiency	$ 6,586 =====
Income Statement Data:
Total revenues	$ 1,018
Total expenses	885
Net income	$ 133 ======

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


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

(in thousands except per unit data)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Numerator:
Net income available to common unitholders	$ 26,252	$ 23,556

Denominator:
Denominator for basic earnings per unit - weighted average unit	18,139	16,749
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	66	143
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	18,205	16,892

Basic earnings per common unit	$ 1.45	$ 1.41
Diluted earnings per common unit	$ 1.44	$ 1.39

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1934 and in Section 21F of the Securities Act of 1933. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully expand our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2006 THROUGH SEPTEMBER 30, 2006, COMPARED TO THE PERIOD JULY 1, 2005 THROUGH SEPTEMBER 30, 2005

We recorded rental revenues of $43.4 million for the three months ended September 30, 2006, an increase of $8.5 million, or 24.5%, when compared to rental revenues of $34.8 million in the three months ended September 30, 2005. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I for the three months ended September 30, 2006 was $1.7 million. Of the remaining $6.8 million increase in rental income, $1.9 million resulted from a 5.6% increase in rental revenues at the 260 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.9%, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $4.9 million increase in rental revenues resulted from the acquisition of 41 stores during 2006 and from having the 2005 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.


Property operating and real estate tax expense increased $3.8 million, or 30.6%, in the third quarter of 2006 compared to the same period in 2005. Of this increase, $2.2 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full quarter of operations. $1.0 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 260 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.6 million increase in property operating and real estate tax expense for the third quarter of 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace primarily attributable to utilities and property insurance costs.

General and administrative expenses increased $0.5 million, or 16.5%, in the third quarter of 2006 compared to the same period in 2005. The increase primarily resulted from increased personnel costs, increased costs associated with Locke Sovran I, and the increased costs associated with operating the properties acquired in 2006 and 2005.

Depreciation and amortization expense increased to $6.7 million in the third quarter of 2006 from $5.4 million in the same period in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full quarter of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.

Income from operations increased from $15.2 million in the third quarter of 2005 to $18.4 million in the same period in 2006 as a result of the net effect of the aforementioned items.

Interest expense increased from $5.3 million in the third quarter of 2005 to $8.4 million in the same period in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 41 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in 2005.

FOR THE PERIOD JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2006, COMPARED TO THE PERIOD JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2005

We recorded rental revenues of $117.8 million for the nine months ended September 30, 2006, an increase of $18.9 million, or 19.1%, when compared to rental revenues of $98.9 million in the nine months ended September 30, 2005. As previously stated, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated since April 1, 2006, as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that is included in our consolidated results for the nine months ended September 30, 2006 was $3.4 million. Of the remaining $15.5 million increase in rental income, $5.6 million resulted from a 5.8% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a slight increase in occupancy, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $9.9 million


increase in rental revenues resulted from the acquisition of 41 stores during 2006 and from having the 2005 acquisitions included for a full nine months of operations. Other income increased $0.7 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $7.6 million, or 21.2%, for the nine months ended September 30, 2006 compared to the same period in 2005. Of this increase, $4.4 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full quarter of operations. $2.1 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 255 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $1.1 million increase in property operating and real estate tax expense for the nine months ended September 30, 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace primarily attributable to utilities and property insurance costs.

General and administrative expenses increased $1.7 million, or 19.0%, in the nine months ended September 30, 2006 compared to the same period in 2005. The increase primarily resulted from increased personnel costs, increased costs associated with Locke Sovran I, and the increased costs associated with operating the properties acquired in 2006 and 2005.

Depreciation and amortization expense increased to $18.4 million in the nine months ended September 30, 2006 from $15.7 million in the same period in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full nine months of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.

Income from operations increased from $41.9 million in the nine months ended September 30, 2005 to $49.6 million in the same period in 2006 as a result of the net effect of the aforementioned items.

Interest expense increased from $15.0 million in the nine months ended September 30, 2005 to $21.0 million in the same period in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 41 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in 2005.

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

Reconciliation of Net Income to Funds From Operations
	Nine months ended
(in thousands)	September 30, 2006	September 30, 2005
Net income	$ 28,136	$ 27,051
Minority interest in income	1,068	381
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	18,362	15,682
Depreciation and amortization from unconsolidated joint ventures	148	358
Preferred unit distributions	(1,884)	(3,495)
Funds from operations allocable to minority interest in consolidated joint venture	(1,323)	(1,135)
FFO available to common unitholders	$ 44,507 =======	$ 38,842 =======

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

Cash flows from operating activities were $52.4 million and $47.3 million for the nine months ended September 30, 2006, and 2005, respectively. The increase is primarily attributable to increased net income, increased non-cash charges for depreciation and amortization and an increase in accrued interest.


Cash used in investing activities was $155.1 million and $69.2 million for the nine months ended September 30, 2006, and 2005, respectively. The increase in cash used was attributable to increased acquisition activity in 2006 and increased spending on improvements to existing facilities.

Cash provided by financing activities was $108.6 million in 2006 compared to $25.1 million in 2005. The increase was due to the $150 million term note we entered into in April 2006 that matures in April 2016 and bears interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Operating Partnership's line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment in Locke Sovran I, LLC.

Our unsecured line of credit has an availability of $100 million (expandable to $200 million), bears interest at LIBOR plus 0.90%, and matures September 2007 with a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At September 30, 2006, there was $34 million available on our line of credit. We also have a $100 million term note bearing interest at LIBOR plus 1.20% that matures September 2009.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of September 30, 2006, we were in compliance with all covenants.

In addition to the unsecured notes discussed above, we also have mortgages payable of $112.4 million at September 30, 2006, a significant increase from the $49.1 million of mortgages payable at December 31, 2005. The increase is due to the consolidation of Locke Sovran I, LLC and the related $29.6 million mortgage at 7.80%, and mortgages assumed on numerous acquisitions in 2006 with outstanding balances totaling $34.1 million and interest rates ranging from 5.55% to 7.50%. Both periods also include the 7.19% note secured by the 27 properties owned by Locke Sovran II, LLC (a consolidated joint venture) and a 7.25% mortgage note assumed in connection with the acquisition of a storage facility in June 2005.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired, leaving 1,200,000 shares of Series C Preferred Stock outstanding at September 30, 2006.


During 2006 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2006, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During 2006, we issued 485,301 shares of our common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $23.1 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During 2006, we have used operating cash flow, borrowings pursuant to a term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 41 properties in Alabama (3), Florida (3), Georgia (4), Louisiana (6), Missouri (7), New Hampshire (2), New York (1), Tennessee (1), and Texas (14) comprising 2.5 million square feet from unaffiliated storage operators for $161.5 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At September 30, 2006, the Operating Partnership was in negotiations to acquire ten self-storage facilities for approximately $30.0 million. One facility was purchased in October of 2006 for $4.0 million. The purchase of the remaining facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these improvements is estimated at between $32 and $40 million. Funding of these improvements is expected to be provided primarily from borrowings under our line of credit and issuance of shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the first nine months of 2006, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of September 30, 2006, 427,927 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At September 30, 2006, we have four outstanding interest rate swap agreements as summarized below:

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

Through September 2008, $350 million of our $416 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $416 million at September 30, 2006, a 1% increase in interest rates would increase our interest expense by $660,000 per year.


INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as market conditions permit.

SEASONALITY

Our revenues typically have been higher in the third and fourth quarters, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect distributions to unitholders.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2006. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.

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

PART II. Item 1.	Other Information Legal Proceedings

No disclosure required.

Item 1A.	Risk Factors

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

The Company and the Operating Partnership furnished a Current Report on Form 8-K, dated July 20, 2006, announcing the Company had entered into separate Amended and Restated Indemnification Agreements with the directors of the Company and the Company's Chief Financial Officer. In general, the Amended and Restated Indemnification Agreements (the "Agreements") provide that the Company and the Partnership will, to the extent permitted by applicable law, indemnify each indemnitee against all expenses, judgments, costs, fines and amounts paid in settlement actually incurred by the indemnitee in connection with any civil, criminal, administrative or investigative action brought against the indemnitee by reason of his relationship with the Company. The Agreements provide for indemnification rights regarding third-party claims and proceedings brought by or in the right of the Company and for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the Agreements. The Agreements also establish procedures and presumptions for obtaining indemnification and advances.

The Operating Partnership furnished an amended Current Report on Form 8-K/A, dated June 26, 2006, amending the previously filed 8-K dated June 26, 2006, to provide certain financial information required by Item 9.01 in connection with the acquisition of 20 self-storage facilities from Cornerstone Development Corporation.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2006 Date	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers Chief Financial Officer