Form 10-K
period 2006-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2007-03-01
CIK 1060224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number: 0-24071
SOVRAN ACQUISITION LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Delaware	16-1481551

(State of incorporation or organization)	(I.R.S. Employer Identification No.)
6467 Main Street
Williamsville, NY 14221

(Address of principal executive offices) (Zip code)
(716) 633-1850

(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered

Not Applicable	Not Applicable
Securities registered pursuant to section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the exchange Act).
     Large Accelerated Filer ☑                    Accelerated Filer ☐                    Non-accelerated Filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 15, 2007, 20,930,215 Units of Limited Partnership Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007 (Part III).
Part I
     When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership’s ability to evaluate, finance and integrate acquired businesses into the Operating Partnership’s existing business and operations; the Operating Partnership’s ability to effectively compete in the industry in which it does business; the Operating Partnership’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership’s outstanding floating rate debt; the Operating Partnership’s ability to successfully expand its truck move-in program for new customers and Dri-guard product roll-out; the Operating Partnership’s reliance on its call center; the Operating Partnership’s cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Item 1. Business
     Sovran Acquisition Limited Partnership (the “Operating Partnership”) is the entity through which Sovran Self Storage, Inc. (the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of the Company’s business and owns substantially all of the Company’s assets. We believe we are the fifth largest operator of self-storage properties in the United States. In 1995, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the self-storage operations of the Company’s privately owned predecessor organizations. The term “Company” as used herein means Sovran Self Storage, Inc. and its subsidiaries on a consolidated basis (including the Operating Partnership) or, where the context so requires, Sovran Self Storage, Inc. only. The term “Operating Partnership” as used herein means Sovran Acquisition Limited Partnership.
     At December 31, 2006, the Company is a 97.9% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.” The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company’s limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
     The Operating Partnership’s other limited partners are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of limited partnership (“Unit”) at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, par value $.01 per share (“Common Shares”), at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one Common Share or cash. With each such redemption or acquisition by the Company, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

     The Operating Partnership may issue additional Units to acquire additional self-storage properties in transactions that in certain circumstances defer some or all of the sellers’ tax consequences. The Operating Partnership believes that many potential sellers of self-storage properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer Federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial Federal income tax deferral.
     At February 15, 2007, the Operating Partnership owned and managed 328 Properties consisting of approximately 20.3 million net rentable square feet, situated in 22 states. Among our 328 self-storage facilities are 38 properties that we manage for two joint ventures of which we are a majority owner. The Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
     Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our web site is www.sovranss.com.
     We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: increasing rents, increasing occupancy levels, controlling costs, maximizing collections and strategically expanding and improving the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of our expertise.
Industry Overview
     We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities are usually fenced and well lighted with gates that are either manually operated or automated and have a full-time manager. Customers have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer’s lock, and the customer has sole control of access to the unit.
     According to published data, of the approximately 43,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
Property Management
     We believe that we have developed substantial expertise in managing self-storage facilities. Key elements of our management system include the following:
Personnel:
     Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with our customized management information system. In addition to frequent contact with Area Managers and other Operating Partnership personnel, property managers receive periodic newsletters via our intranet regarding a variety of operational issues, and from time to time attend “roundtable” seminars with other property managers.
Marketing and Sales:
     Responding to the increased customer demand for services, we have implemented several programs expected to increase occupancy and profitability. These programs include:

•	A Customer Care Center (call center) that services new and existing customers’ inquiries and facilitates the capture of sales leads that were previously lost;

•	Internet marketing, which provides customers information about all of our stores via numerous portals and e-mail;

•	A rate management system, that matches product availability with market demand for each type of storage unit at each store, and determines appropriate pricing. The Operating Partnership credits this program in achieving higher yields and controlling discounting;

•	Dri-guard, providing humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

•	Uncle Bob’s trucks, that provide customers with convenient, affordable access to vehicles to help move-in their goods, while serving as moving billboards to help advertise our storage facilities.
Ancillary Income:
     Our stores are essentially retail operations and we have in excess of 140,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also make available renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Operating Partnership.
Information Systems:
     Our customized computer system performs billing, collections and reservation functions for each Property. It also tracks information used in developing marketing plans based on occupancy levels and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Area Managers. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.
Property Maintenance:
     All of our Properties are subject to regular and routine maintenance procedures, which are designed to maintain the structure and appearance of our buildings and grounds. A staff headquartered in our principal office is responsible for the upkeep of the Properties, and all maintenance service is contracted through local providers, such as lawn service, snowplowing, pest control, gate maintenance, HVAC repairs, paving, painting, roofing, etc. A codified set of specifications has been designed and is applied to all work performed on our Uncle Bob’s stores. As with many other aspects of our Operating Partnership, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel and overhead absorption.
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
Insurance
     Each of the Properties is covered by fire and property insurance (including comprehensive liability), and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Operating Partnership-owned Properties in an aggregate amount that we believe to be adequate.
Federal Income Tax
     The Operating Partnership does not pay federal income taxes because we qualify as a partnership for federal and state income tax purposes and our partners are required to include their respective shares of profits and losses in their income tax returns.
Competition
     The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property’s design to prospective customers’ needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends significantly on local market conditions. We seek to locate facilities so as not to cause our Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.
     Several of our competitors, including Public Storage, U-Haul, and Extra Space Storage, are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.
Investment Policy
     While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with our qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire self-storage properties via a joint-venture partnership or similar entity. We may or may not elect to have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.
     Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, we also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.
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
     No storage facilities were sold in 2006 or 2005, but during 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million, resulting in a net gain of $1.1 million.

Distribution Policy
     We intend to pay regular quarterly distributions to our unitholders. However, future distributions by us will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, our financial condition and capital requirements, the Company’s annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income (which does not include capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet this requirement.
Borrowing Policy
     Our Board of Directors currently limits the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Stock plus our debt. We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.
     The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 (with our option to extend to September 2008) and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. In April 2006, the Operating Partnership entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
     To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the revolving line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements filed herewith.
Employees
     We currently employ a total of 961 employees, including 328 property managers, 22 area managers, and 487 assistant managers and part-time employees. At our headquarters, in addition to our three executive officers, we employ 121 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
Available Information
     We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at

http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our codes of ethics and Charters of our Governance, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.
     Also, copies of our annual report and Charters of our Governance, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.
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
Our Acquisitions May Not Perform as Anticipated
     We have completed many acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. Our strategy is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations and that our judgments with respect to the prices paid for acquired self-storage facilities and the costs of any improvements required to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.
We May Incur Problems with Our Real Estate Financing
     Unsecured Credit Facility. We have a line of credit with a syndicate of financial institutions, which are our “lenders.” This unsecured credit facility is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our unitholders, except in limited circumstances. If there is an event of default, our lenders may seek to exercise their rights under the unsecured credit facility, which could have a material adverse effect on us and our ability to make expected distributions to unitholders and distributions required by the real estate investment trust provisions of the Internal Revenue Code of 1986.
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
     Refinancing May Not Be Available. It may be necessary for us to refinance our unsecured credit facility through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to unitholders.
Our Debt Levels May Increase
     Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of our issued and outstanding common stock and preferred stock plus the amount of our debt at the time that debt is incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, our Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of the Company’s shareholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our bank credit arrangements and in our securities purchase agreement with holders of our Series C preferred stock.
We Are Subject to the Risks Posed by Fluctuating Demand and Significant Competition in the Self-Storage Industry
     Our self-storage facilities are subject to all operating risks common to the self-storage industry. These risks include but are not limited to the following:
•	Decreases in demand for rental spaces in a particular locale;

•	Changes in supply of, or demand for, similar or competing self-storage facilities in an area;

•	Changes in market rental rates; and

•	Inability to collect rents from customers.
     Our current strategy is to acquire interests only in self-storage facilities. Consequently, we are subject to risks inherent in investments in a single industry. Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause us to experience a decrease in occupancy levels, limit our ability to increase rents and compel us to offer discounted rents.
Our Real Estate Investments Are Illiquid and Are Subject to Uninsurable Risks and Government Regulation
     General Risks. Our investments are subject to varying degrees of risk generally related to the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our unitholders are dependent upon our ability to operate the self-storage facilities in a manner sufficient to maintain or increase cash available for distribution. Income from our self-storage facilities may be adversely affected by the following factors:
•	Changes in national economic conditions;

•	Changes in general or local economic conditions and neighborhood characteristics;

•	Competition from other self-storage facilities;

•	Changes in interest rates and in the availability, cost and terms of mortgage funds;

•	The impact of present or future environmental legislation and compliance with environmental laws;

•	The ongoing need for capital improvements, particularly in older facilities;

•	Changes in real estate tax rates and other operating expenses;

•	Adverse changes in governmental rules and fiscal policies;

•	Uninsured losses resulting from casualties associated with civil unrest, acts of God, including natural disasters, and acts of war;

•	Adverse changes in zoning laws; and

•	Other factors that are beyond our control.
     Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. Our ability to vary our portfolio of self-storage facilities in response to changes in economic and other conditions is limited. In addition, provisions of the Code may limit our ability to profit on the sale of self-storage facilities held for fewer than four years. We may be unable to dispose of a facility when we find disposition advantageous or necessary and the sale price of any disposition may not equal or exceed the amount of our investment.
     Uninsured and Underinsured Losses Could Reduce the Value of our Self Storage Facilities. Some losses, generally of a catastrophic nature, that we potentially face with respect to our self-storage facilities may be uninsurable or not insurable at an acceptable cost. Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to a particular property.
     Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a tenant’s lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner’s ability to borrow using that real property as collateral. In connection with the ownership of the self-storage facilities, we may be potentially liable for any of those costs.
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
There Are Limitations on the Ability to Change Control of Sovran
     Limitation on Ownership and Transfer of Shares. To maintain the Company’s qualification as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code. To limit the possibility that it will fail to qualify as a REIT under this test, the Company’s Amended and Restated Articles of Incorporation include ownership limits and transfer restrictions on shares of its stock. The Company’s Articles of Incorporation limit ownership of its issued and outstanding stock by any single shareholder to 9.8% of the aggregate value of its outstanding stock, except that the ownership by some of its shareholders is limited to 15%.
     These ownership limits may:
•	Have the effect of precluding an acquisition of control of Sovran by a third party without consent of its Board of Directors even if the change in control would be in the interest of shareholders; and

•	Limit the opportunity for shareholders to receive a premium for shares of its common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of its stock or to otherwise effect a change in control of Sovran.

     Sovran’s Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize its status as a REIT under the Code or in the event it determines that it is no longer in the Company’s best interests to be a REIT. Waivers have been granted to the holders of the Company’s Series C preferred stock, FMR Corporation and Cohen & Steers, Inc. A transfer of the Company’s common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.
     Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of the Company’s outstanding common stock might receive a premium for their shares of its common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Waivers and exemptions have been granted to the initial purchasers of the Company’s Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Operating Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all the assets of the Operating Partnership unless that transaction includes the merger or sale of all or substantially all of the assets of the Operating Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Operating Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.
The Failure of Sovran Self Storage, Inc. to Qualify as a REIT Would Have Adverse Consequences
     The Company intends to operate in a manner that will permit it to qualify as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon the Company’s continuing ability to meet various requirements concerning, among other things, the ownership of its outstanding stock, the nature of its assets, the sources of its income and the amount of the Company’s distributions to its shareholders.
     In addition, a REIT is limited with respect to the services it can provide for its tenants. The Company has provided certain conveniences for its tenants, including property insurance underwritten by a third party insurance company that pays the Company commissions. We believe the insurance provided by the insurance company would not constitute a prohibited service to the Company’s tenants. No assurances can be given, however, that the IRS will not challenge our position. If the IRS successfully challenged our position, the Company’s qualification as a REIT could be adversely affected.
     If the Company were to fail to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to our unitholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke its REIT election.
Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida.
     As of December 31, 2006, 129 of our 327 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2006, these facilities accounted for approximately 43.4% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At December 31, 2006, we owned and managed a total of 327 Properties situated in twenty-two states. We manage 38 of the Properties for two joint ventures of which we are a majority owner.
     Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 22,000 to 188,000 net rentable square feet, with an average of approximately 62,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
     All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
     The following table provides certain information regarding the Properties owned and managed as of December 31, 2006:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2006	Feet	Spaces	Revenue
Alabama	12	747,153	5,812	2.8%
Arizona	9	505,880	4,489	2.9%
Connecticut	5	303,989	2,863	2.5%
Florida	52	3,266,913	29,902	20.2%
Georgia	26	1,552,621	12,582	6.5%
Louisiana	14	749,210	6,568	3.6%
Maine	2	115,400	1,012	0.6%
Maryland	4	173,307	2,039	1.2%
Massachusetts	14	758,424	6,874	4.5%
Michigan	7	450,521	4,270	1.8%
Mississippi	4	200,191	1,548	1.1%
Missouri	7	437,118	3,798	1.2%
New Hampshire	4	234,148	2,150	0.7%
New York	19	1,064,012	10,050	7.2%
North Carolina	15	796,731	6,955	3.6%
Ohio	16	1,024,693	8,524	4.7%
Pennsylvania	6	498,885	2,880	1.7%
Rhode Island	4	168,146	1,562	1.1%
South Carolina	8	426,733	3,584	2.1%
Tennessee	4	281,424	2,361	1.1%
Texas	77	5,396,943	43,473	23.2%
Virginia	18	1,063,000	9,822	5.7%

Total	327	20,215,442	173,118	100.0%

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
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for Units. As of February, 2007, there were 13 holders of record of Units.
     The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.
History of Distributions Declared on Units

1st Quarter, 2005	$0.6050 per unit
2nd Quarter, 2005	$0.6050 per unit
3rd Quarter, 2005	$0.6150 per unit
4th Quarter, 2005	$0.6150 per unit

1st Quarter, 2006	$0.6150 per unit
2nd Quarter, 2006	$0.6150 per unit
3rd Quarter, 2006	$0.6200 per unit
4th Quarter, 2006	$0.6200 per unit
     The partnership agreement of the Operating Partnership (the “Partnership Agreement”) provides that the Operating Partnership will distribute all available cash (as defined in the Partnership Agreement) on at least a quarterly basis, in amounts determined by the general partner in its sole discretion, to the partners in accordance with their respective percentage interest in the Operating Partnership. Distributions are declared at the discretion of the Board of Directors of Holdings, the general partner of the Operating Partnership and a wholly-owned subsidiary of the Company, and will depend on actual funds from operations of the Operating Partnership, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors may deem relevant. The Board of Directors of Holdings may modify the Operating Partnership’s distribution policy from time to time, subject to the terms of the Partnership Agreement.
     The Operating Partnership’s line of credit contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts. In general, during any four consecutive fiscal quarters the Operating Partnership may only distribute up to 105% of the Operating Partnership’s funds from operations (as defined in the related agreement). The line of credit contains exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions, as currently anticipated.

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth certain information as of December 31, 2006, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)

Equity compensation plans approved by shareholders:
2005 Award and Option Plan	30,000	$48.58	1,429,945
1995 Award and Option Plan	61,225	$26.78	0
1995 Outside Directors’ Stock Option Plan	22,000	$43.34	18,724
Deferred Compensation Plan for Directors (1)	30,246	N/A	14,754
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Item 6. Selected Financial Data
     The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2006	2005	2004	2003	2002

Operating Data
Operating revenues	$166,295	$138,305	$123,286	$111,414	$100,507
Income from continuing operations	37,515	35,829	31,741	28,762	26,706
Income from discontinued operation (1)	—	—	1,306	837	775
Net income	37,515	35,829	33,047	29,599	27,481
Income from continuing operations per common unit — diluted	1.90	1.85	1.47	1.42	1.59
Net income per common unit — basic	1.90	1.87	1.56	1.49	1.67
Net income per common unit — diluted	1.90	1.85	1.55	1.48	1.65
Distributions declared per common unit	2.47	2.44	2.42	2.41	2.38

Balance Sheet Data
Investment in storage facilities at cost	$1,143,904	$893,980	$811,516	$727,289	$698,334
Total assets	1,053,210	784,376	719,573	683,336	652,213
Total debt	462,027	339,144	289,075	255,819	252,452
Total liabilities	495,352	365,037	315,108	285,755	278,631
Limited Partners’ capital interest	24,575	22,512	20,829	20,089	15,736
Partners’ capital	516,500	382,705	368,629	361,779	341,315

Other Data
Net cash provided by operating activities	$64,533	$60,234	$53,914	$51,003	$44,544
Net cash provided by operating activities — discontinued operations	—	—	287	1,124	1,066
Net cash used in investing activities	(176,567)	(79,156)	(71,034)	(31,284)	(99,065)
Net cash used in investing activities — discontinued operations	—	—	—	(41)	(179)
Net cash provided by (used in) financing activities	154,853	20,728	(163)	(2,764)	53,814

(1)	In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
Disclosure Regarding Forward-Looking Statements
     When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully extend our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Business and Overview
     We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage.”
Operating Strategy:
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
•	Operating performance continues to improve as a result of revenue drivers implemented by us over the past five years, including:
•	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,

•	The rollout of the Uncle Bob’s truck move-in program, under which, at present, 248 of our stores offer a free Uncle Bob’s truck to assist our customers in moving into their spaces, and

•	An increase in internet marketing and sales.
•	In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past five years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did five years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.

•	Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.
B.	Acquiring additional stores:

•	In markets where we already operate facilities, we seek to acquire new stores one or two at a time from independent operators. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

•	We will seek to enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
C.	Expanding and enhancing our existing stores:
•	We intend to continue to install climate controlled and Dri-guard space at select stores, providing our customers with better storage solutions and improving yields on our portfolio.

•	We intend to add buildings to a number of our stores, providing additional rental units of a size and type to meet existing demand.

•	We will seek to acquire parcels of land contiguous to some of our stores and add to the available rental space at those stores.

•	We intend to modify existing buildings to better match size and type of rental units to existing demand. At some stores, this may be as simple as reconfiguring walls and doors; at others, it may entail rebuilding in a configuration more in tune with market conditions.

•	As announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During 2006 we spent approximately $12.6 million on revenue enhancing improvements. Funding is expected to be provided primarily from borrowings on the Operating Partnership’s line of credit, and issuance of common shares in our Dividend Reinvestment Program and Stock Purchase Plan.
Supply and Demand
     We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, the historically low interest rates available to developers over the past four years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and New England, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% six years ago to 7.25% today. In 2004, we took advantage of these favorable capitalization rates by selling five stores for a gain of $1.1 million. With the increase in interest rates over the last year we have seen capitalization rates level off at approximately 7.25% and are forecasting acquisitions of $100 million in 2007.
Operating Trends
     In 2006, our industry had another good year as the overall economy remained strong and our industry continued the momentum from the recovery that commenced in 2003. We experienced same store revenue growth of approximately 5% in each of the last four years. We attribute the same store growth to implementation of the call center, the free truck program for new move-in customers, use of improved technology and practices in the management of our rental rates and, to a lesser degree, general economic factors. We expect conditions in most of our markets to remain stable and are forecasting 4% revenue growth on a same store basis in 2007.
     Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as

Uncle Bob’s trucks). We expect the trend of increasing costs to continue at a moderate pace and, while current operating margins are expected to be sustained, it is unlikely that much improvement in operating margins will be seen in the coming years as a result of cost reductions.
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
     Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2006 and 2005, no assets had been determined to be impaired under this policy.
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
YEAR ENDED DECEMBER 31, 2006 COMPARED TO
YEAR ENDED DECEMBER 31, 2005
     We recorded rental revenues of $160.9 million for the year ended December 31, 2006, an increase of $27.1 million or 20.2% when compared to 2005 rental revenues of $133.9 million. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our consolidated results for the year ended December 31, 2006, was $5.1 million. Of the remaining $22.0 million increase in rental income, $6.6 million resulted from a 5.2% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.8%, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $15.4 million increase in rental revenues resulted from the acquisition of 42 stores during 2006 and from having the 2005 acquisitions included for a full year of operations. Other income increased $0.9 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

     Property operating and real estate tax expense increased $10.9 million, or 22.6%, in 2006 compared to 2005. Of this increase, $6.5 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full year of operations. $2.6 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 255 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $1.8 million increase in property operating and real estate tax expense in 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace primarily attributable to utilities and property insurance costs.
     General and administrative expenses increased $1.2 million or 9.6% from 2005 to 2006. The increase primarily resulted from the costs associated with operating the properties acquired in 2006 and 2005.
     Depreciation and amortization expense increased to $25.3 million in 2006 from $21.2 million in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full year of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.
     Income from operations increased from $55.9 million in 2005 to $67.6 million in 2006 as a result of the net effect of the aforementioned items.
     Interest expense increased from $20.2 million in 2005 to $29.5 million in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 42 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.
     The decrease in preferred unit distributions from 2005 to 2006 was a result of the conversion of 1,200,000 shares of the Company’s Series C Preferred Stock into 920,244 shares of its common stock in 2005.
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
     Property operating and real estate tax expense increased $5.2 million or 12.0% in 2005 compared to 2004. Of this increase, $3.4 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full year of operations. $1.8 million of the increase was due to increased personnel, utilities, maintenance expenses, and increased property taxes at the 250 core properties considered same stores. We also incurred approximately $0.3 million of uninsured losses relating to the hurricanes that hit the United States in 2005 as compared to $0.7 million uninsured losses from hurricanes in 2004. We expect the trend of increasing operating costs to continue at a moderate pace with upward pressure related to utilities and property insurance costs.
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
     The decrease in preferred unit distributions from 2004 to 2005 was a result of the redemption of all 1,200,000 outstanding shares of the Company’s 9.85% Series B Cumulative Preferred Stock in August of 2004 and the conversion of 1,200,000 shares of the Company’s Series C Preferred Stock to 920,244 shares of its common stock in 2005.
FUNDS FROM OPERATIONS
     We believe that Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.
     FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.
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
Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Net income	$37,515	$35,829	$33,047	$29,599	$27,481
Minority interest in income	1,529	490	499	614	810
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,305	21,222	19,175	17,856	16,207
Depreciation of real estate included in discontinued operations	—	—	90	293	290
Depreciation and amortization from unconsolidated joint ventures	168	484	473	460	400
Gain on sale of real estate	—	—	(1,137)	—	—
Preferred unit distributions	(2,512)	(4,123)	(7,168)	(8,818)	(4,863)
Redemption amount in excess of carrying value of Series B Preferred Stock	—	—	(1,415)	—	—

	For Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Funds from operations allocable to minority interest in Locke Sovran I and Locke Sovran II	(1,785)	(1,499)	(1,475)	(1,539)	(1,645)

Funds from operations available to common unitholders	$60,220	$52,403	$42,089	$38,465	$38,680

LIQUIDITY AND CAPITAL RESOURCES
     Our ability to retain cash flow is limited because the Company operates as a REIT. In order to maintain its REIT status, a substantial portion of the Company’s operating cash flow must be used to pay dividends to our unitholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through September 2007, at which time our revolving line of credit matures unless renewed at our option for one additional year.
     Cash flows from operating activities were $64.5 million, $60.2 million and $53.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization. These increases were partially offset by an increase in prepaid expenses mainly relating to property insurance premiums.
     Cash used in investing activities was $176.6 million, $79.2 million, and $71.0 million for the years ended December 31, 2006, 2005, and 2004 respectively. The increase in cash used from 2004 to 2005 was attributable to increased acquisition activity in 2005. The increase from 2005 to 2006 was due to increased acquisition activity, an increase in improvements to existing facilities, and additional investment in our consolidated joint ventures.
     Cash provided by financing activities was $154.9 million in 2006 compared to $20.7 million in 2005 and uses of $0.2 million in 2004, respectively. In April 2006, the Operating Partnership entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Operating Partnership’s line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC and Locke Sovran II, LLC (consolidated joint ventures). In December 2006, the Company issued 2.3 million shares of its common stock and realized net proceeds of $122.4 million. A portion of the proceeds were used to repay the entire outstanding balance on our line of credit that had been drawn on to finance acquisitions subsequent to April 2006. The remaining proceeds from the common stock offering will be used to fund 2007 acquisitions.
     We have a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. We have the right to extend the term of the credit line until September 2008. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
     The line of credit facility and term notes currently have investment grade ratings from Standard and Poor’s (BBB-) and Fitch (BBB-).
     Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2006, we were in compliance with all covenants.
     In addition to the unsecured financing mentioned above, our consolidated financial statements also include $112.0 million of mortgages payable as detailed below:
*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $29.5 million.
*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.4 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $44.6 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2006 on this mortgage was $3.8 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $1.1 million.

*	5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at December 31, 2006 on this mortgage was $25.5 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2006 on this mortgage was $6.5 million.
     The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.
     In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Company redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares. In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, we recorded a reduction of $1.4 million from 2004 net income to arrive at net income available to common unitholders relating to the difference between the Series B Preferred Stock carrying value and the redemption amount.
     On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, the Company issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, we issued 306,748 shares of our common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2006.
     During 2006 and 2005, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2006, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.
     During 2006, the Company issued 501,089 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $24.9 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.
     Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the remaining proceeds from the December 2006 common unit issuance, draws on the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred units, sale of properties, private placement solicitation of joint venture equity and other sources of capital.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our future contractual obligations:

Payments due by period
Contractual obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter

Line of credit	—	—	—	—	—
Term notes	$350.0 million	—	$100.0 million	—	$250.0 million
Mortgages payable	$112.0 million	$1.6 million	$29.1 million	$40.2 million	$41.1 million
Interest payments	$179.4 million	$30.5 million	$52.7 million	$43.2 million	$53.0 million
Land lease	$1.2 million	$0.1 million	$0.1 million	$0.1 million	$0.9 million
Building lease	$1.5 million	$0.5 million	$1.0 million	—	—

Total	$644.1 million	$32.7 million	$182.9 million	$83.5 million	$345.0 million
ACQUISITION OF PROPERTIES
     During 2006, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the $150 million 10 year term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 42 Properties in Alabama, Georgia, Florida, Louisiana, Missouri, New Hampshire, New York, Tennessee, and Texas comprising 2.6 million square feet from unaffiliated storage operators. During 2005, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire fourteen Properties in Alabama, Connecticut, Georgia, Louisiana, Massachusetts, New York, and Texas comprising one million square feet from unaffiliated storage operators. During 2004, we used operating cash flow and borrowings pursuant to the line of credit to acquire ten Properties in Connecticut, Florida, Tennessee, and Texas comprising one million square feet from unaffiliated storage operators. At December 31, 2006, we owned and operated 327 self-storage facilities in 22 states. Of these facilities, 38 are managed by us for two consolidated joint ventures of which we are a majority owner.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
     Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets.
     At December 31, 2006, we were in negotiations to acquire ten stores for approximately $31 million. One of these stores was purchased in January 2007 for $5.6 million.
     In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During 2006 we spent approximately $12.6 million on revenue enhancing improvements. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through the Company’s Dividend Reinvestment and Stock Purchase Plan.
     We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. For 2006 we spent approximately $17 million on such improvements and we expect to spend approximately $18 million in 2007.

DISPOSITION OF PROPERTIES
     During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005 or 2006.
     Also, during 2001, we sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.
     We may seek to sell additional Properties to similar joint venture programs or third parties in 2007.
OFF-BALANCE SHEET ARRANGEMENTS
     Our off-balance sheet arrangement includes an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.
     The Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2006. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Operating Partnership of $1.1 million. The Operating Partnership’s remaining investment includes a capital contribution of $49. For the years ended December 31, 2006 and 2005, the Operating Partnership’s share of Iskalo Office Holdings, LLC’s income (loss) was $80,000 and ($8,000), respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $583,000, $445,000 and $426,000 in 2006, 2005, and 2004, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2009. Also, the Operating Partnership purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.
     In April 2006, the Operating Partnership made an additional investment of $2.8 million in a former off-balance sheet arrangement known as Locke Sovran I, LLC that increased the Operating Partnership’s ownership to over 70%. As a result of this transaction the Operating Partnership has consolidated the results of operations of Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest. For the years ended December 31, 2005 and 2004, the Operating Partnership’s share of Locke Sovran I, LLC’s income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations for those years. The Operating Partnership manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, and $322,000 for the years ended 2005, and 2004. Locke Sovran I, LLC, owns 11 self-storage facilities throughout the United States.
     A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2006 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,842
Other assets	808

Total Assets	$6,650

Mortgage payable	$7,410
Other liabilities	253

Total Liabilities	7,663
Unaffiliated partners’ deficiency	(592)
Operating Partnership deficiency	(421)

Total Liabilities and Partners’ Deficiency	$6,650

Iskalo Office
(dollars in thousands)	Holdings, LLC
Income Statement Data:
Total revenues	$1,351
Total expenses	1,189

Net income	$162

     We do not expect to have material future cash outlays relating to this joint venture and we do not guarantee the debt of Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Iskalo Office Holdings, LLC for the three years ended December 31, 2006, and with Locke Sovran I, LLC for the two years ended December 31, 2005 and for the three months ended March 31, 2006 (the date it has been included in our consolidated results of operations) are as follows:

	Year ended December 31,
(dollars in thousands)	2006	2005	2004

Statement of Operations
Other income (management fees income)	$85	$332	$322
General and administrative expenses (corporate office rent)	583	445	426
Equity in income of joint ventures	172	202	207

Investing activities
Reimbursement of advances to (advances to) joint ventures	17	(187)	958

Financing activities
Distributions from unconsolidated joint ventures	123	490	602
DISTRIBUTION REQUIREMENTS OF THE COMPANY AND
IMPACT ON THE OPERATING PARTNERSHIP
     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2007 may be applied toward the Company’s 2006 distribution requirement. The Company’s source of funds for such distributions is solely and directly from the Operating Partnership.
     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2006, the Company’s percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.
INTEREST RATE RISK
     We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2006, we have three outstanding interest rate swap agreements as summarized below:

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received

$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million	10/10/06	9/1/09	5.680%	1 month LIBOR

     Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $120 million of our debt through the interest rate swap termination dates.
     Through September 2009, all of our $350 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $350 million at December 31, 2006, a 1% increase in interest rates would have no effect on our interest expense annually.
     The table below summarizes our debt obligations and interest rate derivatives at December 31, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Line of credit — variable rate LIBOR + 0.9%	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.20%	—	—	—	$100,000	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$78,334
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,688

Mortgage note — fixed rate 7.80%	$342	$363	$400	$433	$27,948	—	$29,486	$30,858
Mortgage note — fixed rate 7.19%	$937	$998	$1,083	$1,164	$1,252	$39,189	$44,623	$45,874
Mortgage note — fixed rate 7.25%	$126	$133	$141	$149	$3,220	—	$3,769	$3,620
Mortgage note — fixed rate 6.76%	$20	$22	$23	$25	$27	$926	$1,043	$1,062
Mortgage note — fixed rate 6.35%	$23	$24	$26	$28	$30	$1,013	$1,144	$1,141
Mortgage notes — fixed rate 5.55%	—	—	$25,496	—	—	—	$25,496	$26,138
Mortgage notes — fixed rate 7.50%	$183	$194	$208	$222	$5,659	—	$6,466	$6,471

Interest rate derivatives — asset	—	—	—	—	—	—	—	$2,128
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
     Prior to the adoption of FAS 123(R) non-vested shares issued to employees and non-employee directors were recorded as unearned compensation (a component of partners’ capital), at an amount equivalent to the fair market value of the shares on the date of grant. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to partners’ capital are recorded for non-vested share grants on a straight-line basis as the restriction periods lapse. As a result of the adoption of FAS 123(R), the Operating Partnership recorded compensation expense of $119,000 related to stock options. The adoption of FAS 123(R) did not have a significant impact on the determination of compensation expense related to non-vested stock grants.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 was effective December 31, 2005 for the Operating Partnership. The application of Interpretation 47 did not have a material impact on the Operating Partnership’s financial position or results of operations.
     In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity such as an LLC) regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that are not modified, the consensus was effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The implementation of this standard did not have a material effect on the Operating Partnership’s consolidated financial position or results of operations.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

     The Operating Partnership has completed its initial evaluation of the impact of the January 1, 2007, adoption of Interpretation 48 and determined that such adoption is not expected to have a material impact on the Operating Partnership’s financial position or results from operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required is incorporated by reference to the information appearing under the caption “Interest Rate Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Partners of Sovran Acquisition Limited Partnership
     We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, in 2006 the Operating Partnership adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Acquisition Limited Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
March 1, 2007

SOVRAN ACQUISITION LIMTED PARTNERSHIP CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2006	2005
Assets
Investment in storage facilities:
Land	$208,644	$162,900
Building, equipment, and construction in progress	935,260	731,080

	1,143,904	893,980
Less: accumulated depreciation	(155,843)	(130,550)

Investment in storage facilities, net	988,061	763,430
Cash and cash equivalents	47,730	4,911
Accounts receivable	2,166	1,643
Receivable from related parties	37	75
Receivable from joint ventures	—	2,780
Investment in joint ventures	—	825
Prepaid expenses	5,336	3,075
Fair value of interest rate swap agreements	2,274	1,411
Other assets	7,606	6,226

Total Assets	$1,053,210	$784,376

Liabilities
Line of credit	$—	$90,000
Term notes	350,000	200,000
Accounts payable and accrued liabilities	15,092	10,865
Deferred revenue	5,292	4,227
Accrued distributions	12,941	10,801
Mortgages payable	112,027	49,144

Total Liabilities	495,352	365,037

Minority interest — consolidated joint venture	16,783	14,122

Limited partners’ capital interest (429,035 units in 2006 and 479,277 units in 2005	24,575	22,512

Partners’ Capital
General partner (219,567 units outstanding in 2006 and 2005)	3,905	4,072
Limited partner (20,223,962 and 17,343,479 units outstanding in 2006 and 2005, respectively)	480,467	347,179
Preferred partners (1,200,000 Series C Preferred Units outstanding in 2006 and 2005) at liquidation preference	30,000	30,000
Accumulated other comprehensive income	2,128	1,454

Total Partners’ Capital	516,500	382,705

Total Liabilities and Partners’ Capital	$1,053,210	$784,376

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2006	2005	2004

Revenues
Rental income	$160,924	$133,856	$119,605
Other operating income	5,371	4,449	3,681

Total operating revenues	166,295	138,305	123,286

Expenses
Property operations and maintenance	44,034	35,954	32,166
Real estate taxes	15,260	12,407	11,014
General and administrative	14,095	12,863	11,071
Depreciation and amortization	25,347	21,222	19,175

Total operating expenses	98,736	82,446	73,426

Income from operations	67,559	55,859	49,860

Other income (expenses)
Interest expense	(29,494)	(20,229)	(18,128)
Interest income	807	487	301
Minority interest — consolidated joint ventures	(1,529)	(490)	(499)
Equity in income of joint ventures	172	202	207

Income from continuing operations	37,515	35,829	31,741
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	—	—	1,306

Net Income	37,515	35,829	33,047
Redemption amount in excess of carrying value of Series B Preferred Units	—	—	(1,415)
Preferred unit distributions	(2,512)	(4,123)	(7,168)

Net income available to common unitholders	$35,003	$31,706	$24,464

Per Common Unit — basic:
Continuing operations	$1.90	$1.87	$1.48
Discontinued operations	$—	$—	$0.09

Earnings per common unit — basic	$1.90	$1.87	$1.56

Per Common Unit — diluted:
Continuing operations	$1.90	$1.85	$1.47
Discontinued operations	$—	$—	$0.09

Earnings per common unit — diluted	$1.90	$1.85	$1.55

Distributions declared per common unit	$2.47	$2.44	$2.42
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

					Accumulated
	Sovran	Sovran Self			Other	Total
	Holdings, Inc.	Storage Inc.	Preferred B	Preferred C	Comprehensive	Partners’	Limited Partners’
(Dollars in thousands)	General Partner	Limited Partner	Partners	Partners	Income (loss)	Capital	Capital Interest

Balance January 1, 2004	$4,436	$264,923	$30,000	$70,000	$(7,580)	$361,779	$20,089

Proceeds from issuance of Partnership Units	—	43,494	—	—	—	43,494	—
Redemption of Partnership Units	—	(268)	—	—	—	(268)	(1,490)
Exercise of stock options	—	5,502	—	—	—	5,502	—
Earned portion of non-vested stock	—	411	—	—	—	411	—
Deferred compensation	—	129	—	—	—	129	—
Conversion of Series C Units to partnership units and exercise of related stock warrants	—	10,000	—	(10,000)	—	—	—
Exercise of Series C placement certificate	—	(2,073)	—	—	—	(2,073)	—
Redemption of Series B Preferred Units	—	—	(30,000)	—	—	(30,000)	—
Net income	464	31,540	—	—	—	32,004	1,043
Increase in fair value of derivatives	—	—	—	—	4,326	4,326	—

Total comprehensive income	—	—	—	—	—	36,330	1,043
Distributions	(634)	(43,637)	—	—	—	(44,271)	(1,217)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	(33)	(2,371)	—	—	—	(2,404)	2,404

Balance December 31, 2004	4,233	307,650	—	60,000	(3,254)	368,629	20,829

Proceeds from issuance of Partnership Units	—	11,932	—	—	—	11,932	—
Redemption of Partnership Units	—	—	—	—	—	—	(722)
Exercise of stock options	—	3,239	—	—	—	3,239	—
Earned portion of non-vested stock	—	517	—	—	—	517	—
Deferred compensation	—	125	—	—	—	125	—
Conversion of Series C Units to partnership units and exercise of related stock warrants	—	36,356	—	(30,000)	—	6,356	—
Net income	462	34,328	—	—	—	34,790	1,039
Increase in fair value of derivatives	—	—	—	—	4,708	4,708	—

Total comprehensive income	—	—	—	—	—	39,498	1,039
Distributions	(591)	(44,442)	—	—	—	(45,033)	(1,192)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	(32)	(2,526)	—	—	—	(2,558)	2,558

Balance December 31, 2005	4,072	347,179	—	30,000	1,454	382,705	22,512

Proceeds from issuance of Partnership Units	—	147,278	—	—	—	147,278	170
Redemption of Partnership Units	—	(1,830)	—	—	—	(1,830)	(958)
Exercise of stock options	—	1,142	—	—	—	1,142	—
Earned portion of non-vested stock	—	876	—	—	—	876	—
Stock option expense	—	119	—	—	—	119	—
Deferred compensation	—	181	—	—	—	181	—
Net income	439	36,171	—	—	—	36,610	905
Increase in fair value of derivatives	—	—	—	—	674	674	—

Total comprehensive income	—	—	—	—	—	37,284	905
Distributions	(573)	(47,651)	—	—	—	(48,224)	(1,085)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	(33)	(2,998)	—	—	—	(3,031)	3,031

Balance December 31, 2006	$3,905	$480,467	$—	$30,000	$2,128	$516,500	$24,575

See notes to financial statements.

SOVRAN ACQUISITIION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Operating Activities
Net income from continuing operations	$37,515	$35,829	$31,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,340	22,012	19,895
Equity in income of joint ventures	(172)	(202)	(207)
Minority interest	1,529	490	499
Non-vested stock earned	876	518	411
Stock option expense	119	—	—
Changes in assets and liabilities:
Accounts receivable	(407)	(74)	103
Prepaid expenses	(2,029)	183	(124)
Accounts payable and other liabilities	1,011	1,445	1,644
Deferred revenue	(249)	33	(48)

Net cash provided by operating activities — continuing operations	64,533	60,234	53,914

Net cash provided by operating activities — discontinued operations	—	—	287

Investing Activities
Acquisition of storage facilities	(130,251)	(60,681)	(65,629)
Improvements, equipment additions, and construction in progress	(37,021)	(17,885)	(17,961)
Additional investment in consolidated joint ventures net of cash acquired	(8,181)	—	—
Net proceeds from the sale of storage facilities	—	—	11,640
Reimbursement of advances to (advances to) joint ventures	17	(187)	958
Other assets	(1,169)	(418)	(47)
Receipts from related parties	38	15	5

Net cash used in investing activities	(176,567)	(79,156)	(71,034)

Financing Activities
Net proceeds from sale of Partnership Units	148,601	21,652	49,125
Proceeds from line of credit	94,000	56,000	74,000
Paydown of line of credit	(184,000)	(9,000)	(40,000)
Proceeds from term notes	150,000	—	—
Financing costs	(632)	(352)	(735)
Distributions paid	(49,165)	(46,463)	(45,622)
Distributions from unconsolidated joint venture	123	490	602
Redemption of operating partnership units	(2,788)	(722)	(1,758)
Redemption of Series B Preferred Units	—	—	(30,000)
Series C Preferred Stock placement certificate payment	—	—	(5,031)
Mortgage principal and capital lease payments	(1,286)	(877)	(744)

Net cash provided by (used in) financing activities	154,853	20,728	(163)

Net increase (decrease) in cash	42,819	1,806	(16,996)
Cash at beginning of period	4,911	3,105	20,101

Cash at end of period	$47,730	$4,911	$3,105

Supplemental cash flow information
Cash paid for interest	$26,647	$19,097	$17,403

Fair value of net liabilities assumed on the acquisition of storage facilities	65,650	4,320	744
Distributions declared but unpaid at December 31, 2006, 2005 and 2004 were $12,941, $11,096, and $9,962, respectively.
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP — DECEMBER 31, 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Sovran Acquisition Limited Partnership (the “Operating Partnership”) is the entity through which Sovran Self Storage, Inc. (the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2006, we owned and operated 327 self-storage properties in 22 states under the name Uncle Bob’s Self Storage ®. Among our 327 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.
     As of December 31, 2006, the Company was a 97.9% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or “UPREIT”). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company’s limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
     The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership. The Operating Partnership is obligated to redeem each unit of limited partnership (“Unit”) at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock (“Common Shares”) at the time of such redemption, provided that the Company at its option may elect to acquire any Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to pay cash to acquire Units presented for redemption, rather than issuing Common Shares. With each such redemption the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company. Such limited partners’ redemption rights are reflected in “limited partners’ capital interest” in the accompanying balance sheets at the cash redemption amount at the balance sheet date. Capital activity with regard to such limited partners’ redemption rights is reflected in the accompanying statements of partners’ capital.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: Our consolidated financial statements include the accounts of the Operating Partnership, Locke Sovran I, LLC, and Locke Sovran II, LLC which are majority owned joint ventures. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.
     We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, and FASB Staff Position SOP 78-9-1, “Interaction of AICPA SOP 78-9 and EITF Issue 04-5”, to determine whether the rights held by other investors constitute “kick-out rights” or “substantive participating rights” as defined therein. For pre-existing joint venture agreements that have not been modified, effective January 1, 2006 we were required to adopt the provisions of the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under this consensus we presume that general partners in a limited partnership control that limited partnership (or similar entity like a limited liability company) regardless of the extent of the general partners’ ownership interest in the limited partnership. We also consider whether the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, and in particular, whether rights held by other investors would be viewed as “participation rights” as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities
     In April 2006, the Operating Partnership made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Operating Partnership’s ownership from approximately 45% to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Operating Partnership has consolidated the accounts of Locke Sovran I, LLC in its financial statements. The accounts of Locke Sovran II, LLC were already being included in the Operating Partnership’s financial statements as it has been a majority controlled joint venture since 2001. A summary of the Locke Sovran I, LLC balance sheet as of April 1, 2006 was as follows:

Locke Sovran I,
(dollars in thousands)	LLC

Investment in storage facilities, net	$38,000
Other assets	1,240

Total Assets	$39,240

Due to the Operating Partnership	$2,763
Mortgage payable	29,379
Other liabilities	579

Total Liabilities	32,721

Unaffiliated partners’ equity	3,521
Operating Partnership equity	2,998

Total Liabilities and Partners’ Equity	$39,240

     Cash and Cash Equivalents: The Operating Partnership considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $3.1 million and $2.0 million, respectively, held in escrow for encumbered properties at December 31, 2006 and 2005.
     Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2006, 2005, and 2004 were $1.0 million, $0.6 million, and $0.5 million, respectively.
     Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, insurance commissions, and incidental truck rentals.
     Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, and equipment based on the fair value of each component. No intangible asset has been recorded for the value of tenant relationships because the Operating Partnership does not have any concentrations of significant tenants, the majority of leases are month-to-month, and the average tenant turnover is fairly frequent. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.
     Whenever events or changes in circumstances indicate that the basis of the Operating Partnership’s property may not be recoverable, the Operating Partnership’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2006 and 2005, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership’s financial position or results of operations.
     Other Assets: Included in other assets are net loan acquisition costs, a note receivable, and property deposits. The loan acquisition costs were $5.9 million and $4.7 million at December 31, 2006, and 2005, respectively. Accumulated amortization on the loan acquisition costs was approximately $2.9 million and $1.9 million at December 31, 2006, and 2005, respectively. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $1.0 million, $0.8 million and $0.7 million for the periods ended December 31, 2006, 2005 and 2004, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. Property deposits were $1.7 million and $0.6 million at December 31, 2006 and 2005, respectively.
     Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Operating Partnership accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.
     Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner’s interest in Locke Sovran I, LLC and Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2006, Operating Partnership minority interest ownership was 429,035 Units, or 2.1%. At December 31, 2005, Operating Partnership minority interest ownership was 479,277 Units, or 2.7%. The redemption value of the Units at December 31, 2006 and 2005 was $24.6 million and $22.5 million, respectively.
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
     Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partners’ capital. Comprehensive income was $37.3 million, $39.5 million and $36.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Derivative Financial Instruments: On January 1, 2001, the Operating Partnership adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Operating Partnership determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Operating Partnership’s use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.
     Recent Accounting Pronouncements: In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 was effective December 15, 2005 for the Operating Partnership. The application of Interpretation 47 did not have a material impact on the Operating Partnership’s financial position or results of operations.
     In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity such as an LLC) regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that are not modified, the consensus was effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The implementation of this standard did not have a material effect on the Operating Partnership’s consolidated financial position or results of operations.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.
     The Operating Partnership has completed its initial evaluation of the impact of the January 1, 2007, adoption of Interpretation 48 and determined that such adoption is not expected to have a material impact on the Operating Partnership’s financial position or results from operations.
     Stock-Based Compensation: On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under Statement 123(R). The Operating Partnership adopted Statement 123(R) on January 1, 2006 and uses the modified-prospective method. Under the modified-prospective method, the Operating Partnership will recognize compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date. The Operating Partnership’s shared-based payment arrangements are described below.
     Prior to the adoption of FAS 123(R) non-vested shares issued to employees and non-employee directors were recorded as unearned compensation (a component of partners’ capital), at an amount equivalent to the fair market value of the shares on the date of grant. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to partners’ capital are recorded for non-vested share grants on a straight-line basis as the restriction periods lapse.
     For the year ended December 31, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $119,000 related to stock options under Statement 123(R) and $876,000 related to amortization of non-vested stock grants. The Operating Partnership uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). For stock option awards that were granted prior to the adoption date of FAS 123(R) for which the requisite service period had not been provided as of the adoption date and for the 14,000 stock options issued to outside directors and employees in 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted assumptions:

	Weighted Average	Range
Expected life (years)	6.87	5.00 — 7.00
Risk free interest rate	4.23%	4.00 — 5.03%
Expected volatility	20.61%	19.40% — 21.00%
Expected dividend yield	6.72%	4.55% — 8.00%
Fair value	$3.70	$1.93 — $8.47
     To determine expected volatility, the Operating Partnership uses historical volatility based on daily closing prices of the Company’s Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term.
     As permitted by Statement 123, through the fourth quarter of 2005 and previous years, the Operating Partnership accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. Had the Operating Partnership adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:

	Pro Forma
(dollars in thousands, except per unit data)	2005	2004

Net income available to common unitholders as reported	$31,706	$24,464
Add: Total stock-based compensation expense recorded	518	411
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(657)	(566)

Pro forma net income available to common unitholders	$31,567	$24,309

Earnings per common unit
Basic — as reported	$1.87	$1.56
Basic — pro forma	$1.86	$1.55
Diluted — as reported	$1.85	$1.55
Diluted — pro forma	$1.84	$1.54
     Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassification: Certain amounts from the 2005 and 2004 financial statements have been reclassified to conform to the current year presentation.

3. EARNINGS PER UNIT
     The Operating Partnership reports earnings per unit data in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” In computing earnings per unit, the Operating Partnership excludes preferred unit distributions from net income to arrive at net income available to common unitholders. The following table sets forth the computation of basic and diluted earnings per common unit.

	Year Ended December 31,
(Amounts in thousands, except per unit data)	2006	2005	2004

Numerator:
Net income available to common unitholders	$35,003	$31,706	$24,464

Denominator:
Denominator for basic earnings per unit — weighted average units	18,393	16,997	15,668
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	70	127	134

Denominator for diluted earnings per unit — adjusted weighted average units and assumed conversion	18,463	17,124	15,802

Basic Earnings per Common Unit	$1.90	$1.87	$1.56

Diluted Earnings per Common Unit	$1.90	$1.85	$1.55
     Potential common shares from the Series C Convertible Cumulative Preferred Stock (see Note 13) were excluded from the 2006, 2005, and 2004 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.
4. INVESTMENT IN STORAGE FACILITIES
     The following summarizes activity in storage facilities during the years ended December 31, 2006 and December 31, 2005.

(Dollars in thousands)	2006	2005

Cost:
Beginning balance	$893,980	$811,516
Acquisition of storage facilities	166,310	65,001
Consolidation of Locke Sovran I, LLC as of April 1, 2006	38,000	—
Additional investment in consolidated joint ventures	8,647	—
Improvements and equipment additions	30,480	18,236
Construction in progress	6,586	—
Dispositions	(99)	(773)

Ending balance	$1,143,904	$893,980

Accumulated Depreciation:
Beginning balance	$130,550	$109,750
Additions during the year	25,347	21,222
Dispositions	(54)	(422)

Ending balance	$155,843	$130,550

     During 2006 the Operating Partnership acquired 42 storage facilities for $166.3 million. Substantially all of the purchase price of these facilities was allocated to land ($32.3 million), building ($132.2 million) and equipment ($1.8 million) and the operating results of the acquired facilities have been included in the Operating Partnership’s operations since the respective acquisition dates. The purchase price for the 2006 acquisitions was preliminarily allocated to tangible assets only. The Company expects to finalize its purchase price allocation during the first quarter of 2007.
5. DISCONTINUED OPERATIONS
     SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.
     Based on the criteria of SFAS No. 144, five properties that were sold by the Operating Partnership in 2004 required presentation as discontinued operations as of December 31, 2004. There were no property sales in 2005 or 2006.
     During 2004, the Operating Partnership sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Total revenue	$—	$—	$544
Property operations and maintenance expense	—	—	(193)
Real estate tax expense	—	—	(38)
Depreciation and amortization expense	—	—	(90)
Net realized gain on properties sold	—	—	1,083

Total income from discontinued operations	$—	$—	$1,306

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC, (ii) the 42 storage facilities purchased during 2006, (iii) the 14 storage facilities purchased in 2005, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2005. Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership. It should be read in conjunction with the financial statements of the Operating Partnership and notes thereto included elsewhere herein. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

	Year Ended December 31,
(dollars in thousands, except unit data)	2006	2005

Pro forma total operating revenues	$177,123	$165,952
Pro forma net income	$33,153	$25,826
Pro forma earnings per common unit — diluted	$1.80	$1.47

7. UNSECURED LINE OF CREDIT AND TERM NOTES
     The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The interest rate at December 31, 2006 on the Operating Partnership’s available line of credit was approximately 6.2% (5.40% at December 31, 2005). At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
     In April 2006, the Operating Partnership entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Operating Partnership’s line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC (see Note 11) and Locke Sovran II, LLC (see Note 2).
8. MORTGAGES PAYABLE
     Mortgages payable at December 31, 2006 and December 31, 2005 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2006	2005

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly	$29,486	$—
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.4 million, principal and interest paid monthly	44,623	45,255
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,769	3,889
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly	1,043	—
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,144	—
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,496	—
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,466	—

Total mortgages payable	$112,027	$49,144

     The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.5% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. These three mortgages are carried at a discount of approximately $0.1 million below the actual principal balance of the mortgages payable. The discount will be amortized over the remaining term of the mortgages based on the effective interest method.
     The table below summarizes the Operating Partnership’s debt obligations and interest rate derivatives at December 31, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Line of credit — variable rate LIBOR + 0.9%	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.20%	—	—	—	$100,000	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$78,334
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,688

Mortgage note — fixed rate 7.80%	$342	$363	$400	$433	$27,948	—	$29,486	$30,858
Mortgage note — fixed rate 7.19%	$937	$998	$1,083	$1,164	$1,252	$39,189	$44,623	$45,874
Mortgage note — fixed rate 7.25%	$126	$133	$141	$149	$3,220	—	$3,769	$3,620
Mortgage note — fixed rate 6.76%	$20	$22	$23	$25	$27	$926	$1,043	$1,062
Mortgage note — fixed rate 6.35%	$23	$24	$26	$28	$30	$1,013	$1,144	$1,141
Mortgage notes — fixed rate 5.55%	—	—	$25,496	—	—	—	$25,496	$26,138
Mortgage notes — fixed rate 7.50%	$183	$194	$208	$222	$5,659	—	$6,466	$6,471

Interest rate derivatives — asset	—	—	—	—	—	—	—	$2,128
9. DERIVATIVE FINANCIAL INSTRUMENTS
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
     The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners’ capital as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2006 and 2005.
     The Operating Partnership has entered into three interest rate swap agreements as detailed below to effectively convert a total of $120 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received

$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million	10/10/06	9/1/09	5.680%	1 month LIBOR
     The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. During 2006, 2005, and 2004, the net reclassification from AOCL to interest expense was ($0.5) million, $2.2 million and $4.7 million, respectively, based on (receipts) payments received or made under the swap agreements. Based on current interest rates, the Operating Partnership estimates that receipts under the interest rate swaps will be approximately $0.9 million in 2007. Receipts made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $2.3 million and a liability of $1.4 million at December 31, 2006, and 2005 respectively. In conjunction with the Operating Partnership entering a $150 million term note in April 2006, the Operating Partnership terminated the $30 million notional swap that was to expire in September of 2008. The Operating Partnership received $255,000 for terminating this interest rate swap.
10. STOCK OPTIONS AND NON-VESTED STOCK
     The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2006, options for 91,225 shares were outstanding under the Plans and options for 1,429,945 shares of common stock were available for future issuance.
     The Company also established the 1995 Outside Directors’ Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2006, 1,664 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2006, options for 22,000 common shares and non-vested shares of 5,776 were outstanding under the Non-employee Plan and options for 18,724 shares of common stock were available for future issuance.
     A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding at beginning of year:	142,900	$32.68	247,415	$27.00	443,665	$24.71

Granted	14,000	51.78	38,000	45.26	38,000	37.43
Exercised	(37,675)	30.33	(129,015)	25.11	(225,750)	24.18
Forfeited	(6,000)	33.05	(13,500)	36.39	(8,500)	29.12

Outstanding at end of year	113,225	$35.77	142,900	$32.68	247,415	$27.00

Exercisable at end of year	74,225	$31.14	72,650	$27.26	91,940	$25.25
     A summary of the Company’s stock options outstanding at December 31, 2006 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$19.06 — 29.99	38,625	$21.66	37,125	$21.43
$30.00 — 39.99	25,600	$34.55	15,100	$32.22
$40.00 — 48.11	49,000	$47.53	22,000	$46.77

Total	113,225	$35.77	74,225	$31.14

Intrinsic value of outstanding stock options at December 31, 2006	$2,435,000
Intrinsic value of exercisable stock options at December 31, 2006	$1,940,000
Intrinsic value of stock options exercised in 2006	$824,536
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2006, or the price on the date of exercise for those exercised during the year. As of December 31, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately two years. The weighted average remaining contractual life of all options is 6.8 years, and for exercisable options is 5.9 years. As disclosed further in Note 13, warrants to purchase 357,500 common shares of the Company at a price of $32.60 per share were exercised in 2005.
Non-vested Stock
     The Company has also issued 194,119 shares of non-vested stock to employees which vest over two to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends The fair market value of the non-vested stock on the date of grant ranged from $20.38 to $55.21. During 2006, 40,055 shares of non-vested stock were issued to employees with a fair value of $2.2 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
     A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Non-vested	grant date fair	Non-vested	grant date fair	Non-vested	grant date fair
	Shares	value	Shares	value	Shares	value
Unvested at beginning of year:	71,411	$30.39	71,904	$27.83	74,094	$25.40

Granted	41,719	53.86	13,778	42.24	12,058	38.40
Vested	(16,677)	32.29	(14,271)	28.94	(14,248)	24.11
Forfeited	—	—	—	—	—	—

Unvested at end of year	96,453	$40.21	71,411	$30.39	71,904	$27.83
     Compensation expense of $0.9 million, $0.5 million and $0.4 million was recognized for the vested portion of the non-vested stock grants in 2006, 2005 and 2004, respectively. The fair value of non-vested stock that vested during 2006, 2005 and 2004 was $0.3 million, $0.4 million and $0.5 million, respectively. The total compensation cost related to non-vested stock was $3.2 million at December 31, 2006, and the remaining weighted-average period over which this expense will be recognized was 4.6 years.
11. RETIREMENT PLAN
     Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Operating Partnership was approximately $166,000, $149,000, and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
12. INVESTMENT IN JOINT VENTURES
     The Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2006. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Operating Partnership of $1.1 million. The Operating Partnership’s remaining investment includes a capital contribution of $49. For the years ended December 31, 2006 and 2005, the Operating Partnership’s share of Iskalo Office Holdings, LLC’s income (loss) was $80,000 and ($8,000), respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $583,000, $445,000, and $426,000 in 2006, 2005, and 2004 respectively. Future minimum lease payments under the lease are $0.6 million per year through 2009. Also, the Operating Partnership purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.
     A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2006 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,842
Other assets	808

Total Assets	$6,650

Mortgage payable	$7,410
Other liabilities	253

Total Liabilities	7,663
Unaffiliated partners’ deficiency	(592)

Iskalo Office
(dollars in thousands)	Holdings, LLC
Operating Partnership deficiency	(421)

Total Liabilities and Partners’ Deficiency	$6,650

Income Statement Data:
Total revenues	$1,351
Total expenses	1,189

Net income	$162

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
     In April 2006, the Operating Partnership made an additional investment of $2.8 million in Locke Sovran I, LLC that increased the Operating Partnership’s ownership to over 70%. As a result of this transaction the Operating Partnership has consolidated the results of operations of Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest. For the years ended December 31, 2005 and 2004, the Operating Partnership’s share of Locke Sovran I, LLC’s income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations for those years. The Operating Partnership manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, and $322,000 for the years ended 2005, and 2004.
13. PREFERRED STOCK
Series B
     On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in 2004 net income available to common shareholders in accordance with EITF Abstract Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”
Series C
     On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock (“Series C Preferred”) in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 preferred shares outstanding at December 31, 2006.
     The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company’s common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company’s option on or after November 30, 2007 at $25.00 per share ($30,000,000 aggregate at December 31, 2006) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and

December at a rate of $2.09375 per annum per share.
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
     In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. During 2005 and 2004 respectively, warrants for 357,500 and 21,666 were exercised leaving none remaining at December 31, 2006. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company’s common stock over $32.60 on the date the certificate is exercised. The placement certificate was exercised in 2004, resulting in a $5 million payment by the Company.
14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of quarterly results of operations for the years ended December 31, 2006 and 2005 (dollars in thousands, except per unit data).

		2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$36,657	$40,296	$44,784	$44,558
Net Income	$8,830	$9,616	$9,690	$9,379
Net income available to common unitholders	$8,202	$8,988	$9,062	$8,751
Net Income Per Common Unit
Basic	$0.46	$0.50	$0.49	$0.46
Diluted	$0.45	$0.50	$0.49	$0.45

		2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$32,149	$34,007	$36,003	$36,147
Net Income	$8,007	$9,148	$9,896	$8,778
Net income available to common unitholders	$6,751	$7,892	$8,913	$8,150
Net Income Per Common Unit
Basic	$0.41	$0.47	$0.52	$0.46
Diluted	$0.40	$0.47	$0.52	$0.46
15. COMMITMENTS AND CONTINGENCIES
     The Operating Partnership’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Operating Partnership’s overall business, financial condition, or results of operations.
     At December 31, 2006, the Operating Partnership was in negotiations to acquire ten stores for approximately $31 million. One of these stores was purchased in January of 2007 for $5.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2006. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ Robert J. Attea	/S/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Partners of Sovran Acquisition Limited Partnership
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sovran Acquisition Limited Partnership maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Acquisition Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Sovran Acquisition Limited Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovran Acquisition Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006 of Sovran Acquisition Limited Partnership and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
March 1, 2007

Part III
Item 10. Directors, Executive Officers and Corporate Governance
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
     The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.
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
     The information required is incorporated by reference to “Executive Compensation” and “Compensation of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.
     At December 31, 2006, the Company beneficially owns 20,443,529 Units which constitute 97.9% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.
     The information required herein is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007.
RECENT SALES OF UNREGISTERED SECURITIES
     During 2006, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:
•	On January 2, 2006, in connection with the Sovran Self Storage, Inc. 2005 Award and Option Plan, the Operating Partnership issued 5,500 Units to the Company.

•	On January 12, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,500 Units to the Company for $66,455.

•	On January 12, 2006, the Operating Partnership redeemed 500 Units from a partner for $24,060.

•	On January 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,861,077 to the Operating Partnership in exchange for 39,255 Units.

•	On January 31, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,000 Units to the Company for $27,220.

•	On February 6, 2006, the Operating Partnership redeemed 225 Units from a partner for $11,031.

•	On February 10, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 3,000 Units to the Company for $92,850.

•	On February 10, 2006, the Operating Partnership redeemed 300 Units from a partner for $14,768.

•	On February 15, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 3,000 Units to the Company for $93,945.

•	On February 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $247,357 to the Operating Partnership in exchange for 5,069 Units.

•	On February 27, 2006, in connection with the Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, the Operating Partnership issued 2,000 Units to the Company for $67,920.

•	On March 10, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 5,000 Units to the Company for $150,543.

•	On March 13, 2006, the Operating Partnership redeemed 450 Units from a partner for $23,674.

•	On March 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $262,496 to the Operating Partnership in exchange for 5,007 Units.

•	On March 29, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 6,000 Units to the Company for $154,915.

•	On March 30, 2006, in connection with the Company’s incentive compensation plan, the Operating Partnership issued 34,555 Units to the Company.

•	On April 3, 2006, the Operating Partnership redeemed 5,000 Units from a partner for $271,650.

•	On April 10, 2006, the Operating Partnership redeemed 9,917 Units from a partner for $533,168.

•	On April 11, 2006, the Operating Partnership redeemed 9,959 Units from a partner for $526,496.

•	On April 17, 2006, the Operating Partnership redeemed 25,000 Units from a partner for $1,277,875.

•	On April 24, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $1,851,221 to the Operating Partnership in exchange for 38,065 Units.

•	On May 18, 2006, in connection with the Company’s director’s compensation plan, the Operating Partnership issued 1,664 Units to the Company.

•	On May 19, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,500 Units to the Company for $51,968.

•	On May 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $316,712 to the Operating Partnership in exchange for 6,635 Units.

•	On June 1, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,500 Units to the Company for $47,175.

•	On June 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $3,375,603 to the Operating Partnership in exchange for 70,957 Units.

•	On June 30, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,400 Units to the Company for $71,408.

•	On July 10, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 750 Units to the Company for $22,523.

•	On July 21, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $13,590,475 to the Operating Partnership in exchange for 275,025 Units.

•	On August 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $324,908 to the Operating Partnership in exchange for 6,356 Units.

•	On August 31, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,500 Units to the Company for $79,575.

•	On September 21, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,000 Units to the Company for $71,880.

•	On September 26, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $309,843 to the Operating Partnership in exchange for 5,782 Units.

•	On October 4, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,250 Units to the Company for $70,043.

•	On October 23, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,042,772 to the Operating Partnership in exchange for 36,384 Units.

•	On October 30, 2006, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 2,275 Units to the Company for $74,361.

•	On October 30, 2006, the Operating Partnership redeemed 1,800 Units from a partner for $105,067.

•	On November 22, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $347,944 to the Operating

Partnership in exchange for 6,253 Units.

•	On December 4, 2006, the Company transferred $122,411,185 to the Operating Partnership in exchange for 2,300,000 Units

•	On December 6, 2006, Southlake Storage, LTD transferred its interest in vacant land to the Operating Partnership in exchange for 2,908 Units.

•	On December 26, 2006, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $354,352 to the Operating Partnership in exchange for 6,301 Units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required herein is incorporated by reference to “Certain Relationships and Related Transactions” and “Election of Directors—Independence of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2007.
Item 14. Principal Accountant Fees and Services
     The information required herein is incorporated by reference to “Appointment of Independent Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2007.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2006 and 2005.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2006, 2005, and 2004.

(iii)	Consolidated Statements of Partners’ Capital for Years Ended December 31, 2006, 2005, and 2004.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2006, 2005, and 2004.

(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2006 is included in this Annual Report on Form 10-K.
     Schedule III Real Estate and Accumulated Depreciation.
     All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.	Exhibits
     The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form for registration of Securities of the Operating Partnership on Form 10).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.19 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.20 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.21 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.6**+	Standard form of Employment Agreement to which Andrew J. Gregoire, Edward F. Killeen, and Paul T. Powell employees are parties

10.12	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006).

10.13	Securities Purchase Agreement among Registrant, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors (incorporated by reference to Exhibit 10.1 as filed in the Company’s Current Report on Form 8-K, filed July 12, 2002).

10.14	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 filed in the Company’s Current Report on Form 8-K, filed July 12, 2002).

10.15	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed March 27, 2003).

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein (incorporated by reference to Exhibit 10.25 filed in the Company’s Current Report on Form 8-K, filed December 21, 2004).

10.17	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein (incorporated by reference to Exhibit 10.24 filed in the Company’s Quarterly Report on Form 10-Q, filed November 12, 2003).

10.18	Amendment to Note Purchase Agreement dated September 3, 2003 (incorporated by reference to Exhibit 10.26 of Registrant’s Current Report on Form 8-K filed May 20, 2005).

10.19	Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 of Registrant’s Current Report on Form 8-K filed June 26, 2006).

10.20	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 of the Registrant’s Current Report on Form 8-K filed May 1, 2006).

10.21**	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation.

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21*	Subsidiary of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Incorporated by reference to the same numbered exhibits in the Sovran Self Storage, Inc. Annual Report on Form 10-K filed March 1, 2007.

+	Management contract or compensatory plan or arrangement required to be filed as the same numbered exhibit to the Sovran Self Storage, Inc. Annual Report on Form 10-K filed March 1, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
	By:	Sovran Holdings, Inc.
	Its:	General Partner

March 1, 2007	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sovran Holdings, Inc., as general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 1, 2007

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ John Burns John Burns	Director	March 1, 2007

/s/ Michael A. Elia Michael A. Elia	Director	March 1, 2007

/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 1, 2007

/s/ Charles E. Lannon	Director	March 1, 2007
Charles E. Lannon

Sovran Acquisition Limited Partnership
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2006

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Boston-Metro I	MA		$363	$1,679	$356	$363	$2,035	$2,398	$586	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	319	680	1,935	2,615	568	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	373	345	1,641	1,986	463	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	435	416	1,951	2,367	584	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	283	397	1,707	2,104	515	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	889	747	1,552	2,299	453	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,789	770	4,523	5,293	1,220	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,195	239	2,305	2,544	480	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	669	701	2,328	3,029	619	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	853	198	1,593	1,791	391	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	416	395	1,917	2,312	627	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	1,788	483	3,540	4,023	707	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	736	224	1,544	1,768	438	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,584	497	3,041	3,538	827	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	355	395	1,759	2,154	491	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	363	164	1,123	1,287	313	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	363	367	1,688	2,055	540	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	498	853	3,555	4,408	993	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	854	687	1,047	1,734	349	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	407	268	1,655	1,923	511	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	314	234	1,157	1,391	338	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	1,754	816	3,085	3,901	829	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	447	444	2,060	2,504	654	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	708	649	3,037	3,686	859	1985	6/26/1995	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

New Haven	CT		387	1,402	644	387	2,046	2,433	525	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	621	844	2,642	3,486	741	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	304	303	1,406	1,709	447	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,075	315	1,820	2,135	394	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	424	321	1,574	1,895	443	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	461	374	1,779	2,153	526	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	729	189	1,448	1,637	386	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	358	488	1,546	2,034	485	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	493	602	1,900	2,502	611	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	402	513	2,332	2,845	727	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	321	194	1,233	1,427	371	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	577	1,503	4,196	5,699	1,295	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	225	398	1,260	1,658	426	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	346	424	1,360	1,784	422	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	256	483	1,422	1,905	447	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	443	308	1,559	1,867	505	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	444	174	1,226	1,400	375	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	571	413	1,570	1,983	498	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,287	306	1,690	1,996	309	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	1,074	479	2,816	3,295	706	1988	6/26/1995	5 to 40 years
Augusta I	GA		357	1,296	654	357	1,950	2,307	531	1988	6/26/1995	5 to 40 years
Macon I	GA		231	1,081	355	231	1,436	1,667	426	1989	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,494	883	3,598	4,481	953	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	684	316	2,155	2,471	624	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	865	651	3,808	4,459	1,167	1983	6/26/1995	5 to 40 years
Augusta II	GA		315	1,139	504	315	1,643	1,958	466	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	704	715	2,399	3,114	635	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,318	619	3,121	3,740	536	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	993	1,376	4,212	5,588	1,187	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	361	244	1,262	1,506	437	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,023	1,591	2,332	3,923	787	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,665	612	2,148	2,760	437	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,627	256	2,871	3,127	571	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	742	313	2,204	2,517	617	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	274	278	1,278	1,556	417	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	451	384	1,789	2,173	549	1990	6/26/1995	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Birmingham II	AL		730	1,725	477	730	2,202	2,932	681	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	535	863	2,576	3,439	768	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	373	326	1,888	2,214	547	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	1,553	369	2,911	3,280	701	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	638	719	1,291	2,010	422	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	518	226	1,564	1,790	463	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	813	1,088	3,410	4,498	1,028	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	622	526	2,580	3,106	800	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	481	672	2,920	3,592	873	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	717	796	1,844	2,640	575	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	529	209	1,493	1,702	474	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	601	443	2,203	2,646	639	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	810	1,162	3,564	4,726	1,044	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	606	424	2,112	2,536	696	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	613	431	2,180	2,611	592	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	502	360	2,143	2,503	602	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	815	692	2,974	3,666	774	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,145	472	2,855	3,327	650	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	233	206	1,144	1,350	434	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	393	413	2,095	2,508	763	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	234	442	1,826	2,268	520	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	261	353	1,560	1,913	494	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	506	232	1,369	1,601	394	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	598	766	2,398	3,164	623	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	247	442	2,014	2,456	560	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	527	408	2,189	2,597	649	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	250	328	1,574	1,902	445	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,091	436	2,850	3,286	689	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	356	289	1,517	1,806	451	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,106	671	3,475	4,146	691	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	989	433	1,849	2,282	428	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	247	345	1,509	1,854	438	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	285	229	1,169	1,398	310	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	381	545	2,321	2,866	610	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	987	359	2,274	2,633	603	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,073	297	2,944	3,241	607	1986	6/28/1996	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Ft. Myers IV	FL		344	1,254	219	310	1,507	1,817	428	1987	6/28/1996	5 to 40 years
Cincinnati	OH	(2)	557	1,988	495	652	2,388	3,040	56	1988	7/23/1996	5 to 40 years
Dayton	OH	(2)	667	2,379	121	646	2,521	3,167	66	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	240	777	3,010	3,787	797	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	879	568	2,907	3,475	769	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	427	436	2,062	2,498	601	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	933	631	3,186	3,817	880	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	246	538	2,276	2,814	701	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	309	487	2,063	2,550	501	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	273	315	1,404	1,719	359	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	817	314	1,930	2,244	495	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	1,049	707	3,542	4,249	733	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	421	693	2,470	3,163	614	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,465	751	4,141	4,892	906	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,074	725	3,660	4,385	867	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,494	701	4,348	5,049	1,106	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	672	495	2,453	2,948	597	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	903	761	3,617	4,378	920	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,375	418	3,296	3,714	794	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	518	606	2,682	3,288	657	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI	(2)	455	1,631	690	591	2,185	2,776	56	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	784	219	1,574	1,793	376	1983	1/17/1997	5 to 40 years
Kalamazoo	MI	(2)	516	1,845	720	657	2,424	3,081	62	1978	1/17/1997	5 to 40 years
Lansing	MI	(2)	327	1,332	1,286	513	2,432	2,945	58	1987	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,256	451	3,086	3,537	808	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	352	504	2,008	2,512	475	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	201	346	1,437	1,783	378	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,562	432	3,122	3,554	625	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,091	634	3,656	4,290	807	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	219	566	2,498	3,064	617	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	252	293	1,609	1,902	408	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,009	335	2,351	2,686	500	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	691	328	2,006	2,334	502	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	267	152	980	1,132	266	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	395	245	1,515	1,760	332	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	1,032	260	2,075	2,335	404	1988/95	3/31/1997	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Danville	VA		326	1,488	151	326	1,639	1,965	391	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	687	616	1,520	2,136	365	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	542	491	2,298	2,789	623	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	244	296	1,440	1,736	365	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	344	921	3,626	4,547	938	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	1,166	304	2,377	2,681	463	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,023	960	4,870	5,830	1,251	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,087	943	4,973	5,916	1,233	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	680	611	2,924	3,535	761	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	371	370	1,857	2,227	541	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	427	515	2,501	3,016	653	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	381	1,033	4,134	5,167	1,066	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	414	825	3,146	3,971	757	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	228	735	3,657	4,392	888	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	200	268	1,297	1,565	312	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,276	89	1,652	1,741	288	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	515	421	2,321	2,742	549	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	191	282	1,494	1,776	389	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	382	637	2,930	3,567	633	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	196	542	2,406	2,948	584	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	818	620	3,350	3,970	727	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	186	540	2,397	2,937	583	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	652	864	4,646	5,510	1,067	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	632	1,243	5,651	6,894	1,288	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	693	709	3,928	4,637	987	1985	2/4/1998	5 to 40 years
Northbridge	MA	(2)	441	1,788	743	657	2,315	2,972	51	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	344	843	3,738	4,581	889	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	388	397	2,222	2,619	517	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	398	488	2,144	2,632	465	1990/96	2/18/1998	5 to 40 years
Titusville	FL	(2)	492	1,990	543	652	2,373	3,025	53	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	707	733	3,648	4,381	874	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	482	384	1,853	2,237	430	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	995	414	2,075	2,489	423	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	431	349	1,681	2,030	387	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	733	544	2,675	3,219	670	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	842	702	3,663	4,365	783	1984/88	3/26/1998	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Durham-Hillsborough	NC		775	3,103	562	775	3,665	4,440	810	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	549	940	4,312	5,252	939	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	403	742	3,380	4,122	687	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	977	569	2,794	3,363	537	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,497	675	3,163	3,838	464	1986	4/22/1998	5 to 40 years
Waterford-Highland	MI		1,487	5,306	1,059	1,487	6,365	7,852	1,395	1978	4/28/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	279	662	2,933	3,595	676	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	103	744	3,124	3,868	710	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	854	419	2,378	2,797	434	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	254	1,208	5,108	6,316	1,141	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	234	944	4,037	4,981	920	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	335	903	3,978	4,881	884	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	635	1,503	6,694	8,197	1,476	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	81	489	1,894	2,383	451	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	916	740	2,413	3,153	529	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	306	698	2,947	3,645	586	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	108	635	2,410	3,045	531	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	267	548	2,255	2,803	484	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	274	840	3,647	4,487	832	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	586	324	2,079	2,403	444	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	227	510	2,204	2,714	528	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	382	481	2,336	2,817	504	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC		327	1,329	599	327	1,928	2,255	332	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC		508	1,815	1,166	508	2,981	3,489	475	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	453	216	1,235	1,451	330	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	613	550	2,611	3,161	493	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	821	670	3,228	3,898	601	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	257	390	1,827	2,217	427	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	376	460	2,018	2,478	526	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	153	507	2,211	2,718	458	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	673	447	2,449	2,896	476	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	795	556	2,746	3,302	702	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	202	708	3,062	3,770	631	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	579	314	1,674	1,988	457	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,394	188	2,046	2,234	423	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	747	963	4,643	5,606	853	1994	2/17/1999	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Gilbert-Elliot Rd	AZ		651	2,600	652	772	3,131	3,903	584	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	447	565	3,043	3,608	569	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	172	326	1,485	1,811	293	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	400	339	1,746	2,085	318	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	517	291	1,543	1,834	254	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	198	354	1,603	1,957	323	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	502	453	2,112	2,565	405	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	647	872	4,123	4,995	834	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	616	849	4,017	4,866	734	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,571	410	3,197	3,607	429	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	594	667	2,967	3,634	565	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	231	335	1,752	2,087	380	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,080	276	2,392	2,668	297	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	123	633	2,696	3,329	474	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	276	633	2,893	3,526	517	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	142	384	1,564	1,948	312	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,098	254	2,157	2,411	234	1998	11/15/2000	5 to 40 years
Brewster	NY	(2)	1,716	6,920	286	1,876	7,046	8,922	155	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX	(2)	837	2,977	154	914	3,054	3,968	76	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX	(2)	733	3,392	217	796	3,546	4,342	82	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL	(2)	787	3,249	89	854	3,271	4,125	79	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	498	1,104	4,166	5,270	527	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	485	1,091	4,067	5,158	505	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	500	942	3,580	4,522	482	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	606	589	2,539	3,128	345	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	624	501	2,495	2,996	356	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	230	570	2,108	2,678	266	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	141	1,004	4,725	5,729	600	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	392	714	3,408	4,122	438	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	330	313	1,514	1,827	218	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	750	912	4,125	5,037	523	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	455	268	1,457	1,725	177	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	253	306	1,392	1,698	182	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	557	480	2,342	2,822	285	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	738	583	2,900	3,483	324	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	614	553	2,668	3,221	346	1979/83	2/13/2002	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Houston-Hwy 249	TX	(1)	299	1,216	877	320	2,072	2,392	218	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	490	496	2,330	2,826	278	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	638	784	3,544	4,328	398	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	247	421	1,815	2,236	225	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	319	408	1,837	2,245	223	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	270	919	3,966	4,885	450	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	75	612	2,543	3,155	295	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	228	689	3,387	4,076	378	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	52	817	3,338	4,155	381	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	96	817	3,382	4,199	389	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	120	407	1,770	2,177	205	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	141	817	3,428	4,245	395	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	386	2,207	9,252	11,459	938	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	416	1,131	4,980	6,111	500	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	213	635	3,131	3,766	315	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	235	1,252	5,978	7,230	606	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	29	1,039	4,230	5,269	364	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	189	827	3,965	4,792	316	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	51	2,713	11,064	13,777	784	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,723	773	4,893	5,666	250	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	32	1,195	4,909	6,104	334	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	193	1,103	4,743	5,846	327	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	34	1,061	4,461	5,522	318	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	25	388	1,665	2,053	123	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	14	1,720	7,000	8,720	472	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	434	1,566	4,779	6,345	312	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	642	1,365	6,211	7,576	397	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	586	2,051	6,439	8,490	381	2000	8/5/2004	5 to 40 years
East Falmouth	MA		1,479	5,978	86	1,479	6,064	7,543	286	1998	2/23/2005	5 to 40 years
Cicero	NY		527	2,121	278	527	2,399	2,926	107	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	26	1,131	4,635	5,766	223	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	17	612	2,518	3,130	117	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	44	1,612	6,629	8,241	306	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	$3,769	1,214	4,949	35	1,215	4,983	6,198	205	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	29	1,906	7,755	9,661	318	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	48	470	1,950	2,420	77	2002	6/23/2005	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

Austin-290E	TX		537	2,183	71	537	2,254	2,791	88	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	38	556	2,303	2,859	90	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	34	754	3,099	3,853	121	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	55	484	2,032	2,516	80	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	416	811	3,813	4,624	132	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	53	719	2,980	3,699	91	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	998	721	3,992	4,713	89	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	43	867	3,542	4,409	92	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	394	982	2,572	3,554	67	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	53	596	2,464	3,060	64	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	30	937	3,809	4,746	90	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	17	707	2,950	3,657	67	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	1,043	411	1,665	31	411	1,696	2,107	33	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,887	18	463	1,905	2,368	37	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,481	33	601	2,514	3,115	51	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,144	542	1,354	52	542	1,406	1,948	29	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,346	21	832	3,367	4,199	57	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,478	89	617	2,567	3,184	33	1989	6/29/2006	5 to 40 years
Largo 2	FL	2,436	1,270	5,094	45	1,270	5,139	6,409	65	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,750	28	929	3,778	4,707	48	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL	2,262	696	2,818	13	696	2,831	3,527	36	1999	6/22/2006	5 to 40 years
New Orleans	LA	4,126	1,220	4,956	41	1,220	4,997	6,217	65	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO	4,761	1,113	4,490	38	1,113	4,528	5,641	58	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,092	24	766	3,116	3,882	40	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO	2,393	828	3,348	20	828	3,368	4,196	43	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO	3,808	734	2,980	73	734	3,053	3,787	40	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,640	80	899	3,720	4,619	47	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,616	24	890	3,640	4,530	47	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO	3,596	697	2,817	38	697	2,855	3,552	37	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	2,146	1,256	5,074	24	1,256	5,098	6,354	65	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,473	24	605	2,497	3,102	32	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,472	23	607	2,495	3,102	32	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,369	38	1,073	4,407	5,480	57	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,925	549	2,227	34	549	2,261	2,810	29	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX	2,114	644	2,609	21	644	2,630	3,274	34	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,923	24	963	3,947	4,910	52	2004	6/22/2006	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed

San Antonio-Broadway	TX		773	3,134	27	773	3,161	3,934	41	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX	2,395	1,175	4,723	24	1,175	4,747	5,922	60	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,512	18	619	2,530	3,149	27	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,847	24	699	2,871	3,570	31	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,691	33	1,158	4,724	5,882	30	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,401	6	590	2,407	2,997	15	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,806	6	694	2,812	3,506	17	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	3,015	42	736	3,057	3,793	19	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,941	22	975	3,963	4,938	24	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,751	29	0	3,780	3,780	24	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,785	4	439	1,789	2,228	11	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,264	10	820	3,267	4,087	13	2000	10/31/2006	5 to 40 years
Construction in progress			0	0	6,586	0	6,586	6,586	0	2006
Corporate Office	NY		0	68	10,399	1,608	8,859	10,467	4,411	2000	5/1/2000	5 to 40 years

			$198,211	$765,728	$179,965	$208,644	$935,260	$1,143,904	$155,843

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $44.6 million at December 31, 2006.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $29.5 million at December 31, 2006.

	December 31, 2006		December 31, 2005		December 31, 2004
Cost:
Balance at beginning of period		$893,980		$811,516		$739,836
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	212,957		65,001		66,373
Improvements, etc.	37,066		18,236		18,075

		250,023		83,237		84,448
Deductions during period:
Cost of real estate sold	(99)	(99)	(773)	(773)	(12,768)	(12,768)

Balance at close of period		$1,143,904		$893,980		$811,516

Accumulated Depreciation:
Balance at beginning of period		$130,550		$109,750		$92,498
Additions during period:
Depreciation expense	$25,347		$21,222		$19,175

		25,347		21,222		19,175
Deductions during period:
Accumulated depreciation of real estate sold	(54)	(54)	(422)	(422)	(1,923)	(1,923)

Balance at close of period		$155,843		$130,550		$109,750