Form 10-Q
period 2007-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2007-05-08
CIK 1060224


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  [ X ]     Accelerated Filer  [   ]     Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [ X ]


PART I. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)	March 31, 2007 (unaudited)	December 31, 2006
Assets
Investment in storage facilities:
Land	$ 217,762	$ 208,644
Building, equipment, and construction in progress	977,229	935,260
	1,194,991	1,143,904
Less: accumulated depreciation	(162,855)	(155,843)
Investment in storage facilities, net	1,032,136	988,061
Cash and cash equivalents	7,314	47,730
Accounts receivable	1,852	2,166
Receivable from related parties	27	37
Prepaid expenses	4,986	5,336
Fair value of interest rate swap agreements	1,649	2,274
Other assets	6,013	7,606
Total Assets	$ 1,053,977 ========	$ 1,053,210 ========
Liabilities
Line of credit	$ -	$ -
Term notes	350,000	350,000
Accounts payable and accrued liabilities	15,768	15,092
Deferred revenue	6,068	5,292
Accrued distributions	13,002	12,941
Mortgages payable	111,640	112,027
Total Liabilities	496,478	495,352
Minority interest - consolidated joint venture	16,783	16,783

Limited partners' capital interest (427,335 units and 429,035 units in 2007 and 2006, respectively)	23,679	24,575

Partners' Capital
General partner (219,567 units outstanding in 2007 and 2006)	3,872	3,905
Limited partner (20,324,636 and 20,223,962 units outstanding in 2007 and 2006, respectively)	481,610	480,467
Preferred partners (1,200,000 Series C Preferred Units outstanding in 2007 and 2006) at liquidation preference	30,000	30,000
Accumulated other comprehensive income	1,555	2,128
Total Partners' Equity	517,037	516,500
Total Liabilities and Partners' Capital	$ 1,053,977 ========	$ 1,053,210 ========
See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except unit data)	January 1, 2007 to March 31, 2007	January 1, 2006 to March 31, 2006
Revenues
Rental income	$ 43,265	$ 35,483
Other operating income	1,335	1,174
Total operating revenues	44,600	36,657

Expenses
Property operations and maintenance	12,411	9,648
Real estate taxes	4,390	3,501
General and administrative	3,555	3,438
Depreciation and amortization	7,026	5,622
Total operating expenses	27,382	22,209

Income from operations	17,218	14,448
Other income (expenses)
Interest expense	(7,599)	(5,700)
Interest income	528	150
Minority interest - consolidated joint ventures	(462)	(143)
Equity in income of joint ventures	51	75
Net Income	9,736	8,830
Preferred unit distributions	(628)	(628)
Net income available to common unitholders	$ 9,108 =======	$ 8,202 =======

Earnings per common unit - basic	$ 0.44 =======	$ 0.46 =======
Earnings per common unit - diluted	$ 0.44 =======	$ 0.45 =======
Common units used in basic earnings per unit calculation	20,841,158	18,021,596
Common units used in diluted earnings per unit calculation	20,907,557	18,090,920

Distributions declared per common unit	$ 0.6200 ========	$ 0.6150 =======

See notes to financial statements.


SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2007 to March 31, 2007	January 1, 2006 to March 31, 2006
Operating Activities
Net income	$ 9,736	$ 8,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,268	5,873
Equity in income of joint ventures	(51)	(75)
Minority interest	462	143
Non-vested stock earned	264	152
Stock option expense	24	22
Changes in assets and liabilities:
Accounts receivable	351	269
Prepaid expenses	665	(305)
Accounts payable and other liabilities	642	(1,185)
Deferred revenue	474	191
Net cash provided by operating activities	19,835	13,915

Investing Activities
Acquisition of storage facilities	(42,585)	(22,296)
Improvements, equipment additions, and construction in progress	(8,528)	(5,654)
Receipts from joint ventures	-	17
Property deposits	1,351	(156)
Receipts from related parties	10	-
Net cash used in investing activities	(49,752)	(28,089)

Financing Activities
Net proceeds from sale of Partnership Units	3,918	3,011
Proceeds from line of credit and term note	-	35,000
Pay down of line of credit	-	(10,000)
Financing costs	-	(148)
Distributions paid	(14,030)	(12,071)
Distributions from unconsolidated joint venture	98	123
Redemption of Operating Partnership Units	(98)	(73)
Mortgage principal payments	(387)	(253)
Net cash (used in) provided by financing activities	(10,499)	15,589
Net increase in cash	(40,416)	1,415
Cash at beginning of period	47,730	4,911
Cash at end of period	$ 7,314 =======	$ 6,326 ======
Supplemental cash flow information Cash paid for interest	$ 6,579	$ 6,817
Fair value of (assets) liabilities assumed on the acquisition of storage facilities *	(12)	155
* See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $13,002 at March 31, 2007 and $11,164 at March 31, 2006.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2007, we owned and operated 339 self-storage properties in 22 states under the name Uncle Bob's Self Storage (Register Mark). Among our 339 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

As of March 31, 2007, the Company was a 98.0% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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


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


3.	STOCK BASED COMPENSATION

The Operating Partnership adopted FASB Statement No. 123(R), Share-Based Payment on January 1, 2006 and uses the modified-prospective method. Under the modified-prospective method, the Operating Partnership will recognize compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.

For the three months ended March 31, 2007, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $24,000 related to stock options under Statement 123(R) and $264,000 related to amortization of non-vested stock grants. For the three months ended March 31, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $22,000 related to stock options and $152,000 related to amortization of non-vested stock grants.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three months ended March 31, 2007.

(dollars in thousands)
Cost:
Beginning balance	$ 1,143,904
Property acquisitions	42,573
Improvements and equipment additions	8,536
Dispositions	(22)
Ending balance	$1,194,991

Accumulated Depreciation:
Beginning balance	$ 155,843
Additions during the period	7,026
Dispositions	(14)
Ending balance	$ 162,855

During 2007 the Operating Partnership acquired 12 storage facilities for $42.6 million. Substantially all of the purchase price of these facilities was allocated to land ($8.5 million), building ($33.7 million) and equipment ($0.4 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal


to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate at March 31, 2007 on the Operating Partnership's available line of credit was approximately 6.20% (6.20% at December 31, 2006). At March 31, 2007, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.

6.	MORTGAGES PAYABLE

Mortgages payable at March 31, 2007 and December 31, 2006 consist of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly	$ 29,381	$ 29,486
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.1 million, principal and interest paid monthly	44,374	44,623
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,738	3,769
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly	1,037	1,043
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,139	1,144
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.1 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,553	25,496
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,418	6,466
Total mortgages payable	$ 111,640	$ 112,027

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


The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at March 31, 2007. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 0.9%	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	$100,000	-	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 78,204
Term note - fixed rate 6.38%	-	-	-	-	-	$ 150,000	$ 150,000	$148,287

Mortgage note - fixed rate 7.80%	$ 297	$ 427	$ 467	$ 504	$27,686	-	$ 29,381	$ 30,886
Mortgage note - fixed rate 7.19%	$ 729	$ 1,042	$ 1,128	$ 1,211	$ 1,301	$ 38,963	$ 44,374	$ 45,867
Mortgage note - fixed rate 7.25%	$ 95	$ 133	$ 141	$ 149	$ 3,220	-	$ 3,738	$ 3,617
Mortgage note - fixed rate 6.76%	$ 15	$ 22	$ 23	$ 25	$ 27	$ 925	$ 1,037	$ 1,062
Mortgage note - fixed rate 6.35%	$ 17	$ 24	$ 26	$ 28	$ 0	$ 1,014	$ 1,139	$ 1,143
Mortgage notes - fixed rate 5.55%	-	-	$ 25,553	-	-	-	$ 25,553	$ 26,240
Mortgage notes - fixed rate 7.50%	$ 137	$ 194	$ 208	$ 222	$ 5,657	-	$ 6,418	$ 6,462

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 1,649

7.	INTEREST RATE SWAP AGREEMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are


not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2007 and 2006.

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. Based on current interest rates, the Operating Partnership estimates that receipts under the interest rate swaps will be approximately $1.0 million in 2007. Receipts made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $1.6 million at March 31, 2007.

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

At March 31, 2007, the Operating Partnership was in negotiations to acquire fifteen self-storage facilities for approximately $85.3 million. The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $9.2 million and $10.9 million for the three months ended March 31, 2007 and 2006, respectively.


10.	INVESTMENT IN JOINT VENTURES

At March 31, 2007, the Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants. The Operating Partnership's investment includes a capital contribution of $49.

A summary of the unconsolidated joint venture's financial statements as of and for the three months ended March 31, 2007 is as follows:

(dollars in thousands)	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in office building	$ 5,798
Other assets	648
Total Assets	$ 6,446 ======
Mortgage payable	$ 7,381
Other liabilities	192
Total Liabilities	7,573
Unaffiliated partners' deficiency	(649)
Operating Partnership deficiency	(478)
Total Liabilities and Partners' Deficiency	$ 6,446 ======
Income Statement Data:
Total revenues	$ 388
Total expenses	303
Net income	$ 85 =====

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


(in thousands except per unit data)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Numerator:
Net income available to common unitholders	$ 9,108	$ 8,202

Denominator:
Denominator for basic earnings per unit - weighted average units	20,841	18,022
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	67	69
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	20,908	18,091

Basic earnings per common unit	$ 0.44	$ 0.46
Diluted earnings per common unit	$ 0.44	$ 0.45

Potential common units from the possible conversion of the Series C Convertible Cumulative Preferred Stock were excluded from the 2007 and 2006 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

12.	INCOME TAXES

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

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Operating Partnership's financial position or results from operations.

The Operating Partnership's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense. As of March 31, 2007, the Operating Partnership had no amounts accrued related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.


13.	RECENT ACCOUNTING PRONOUNCEMENTS

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Operating Partnership presents sales net of sales taxes in its condensed consolidated statement of operations. No change in presentation resulted from the adoption of EITF 06-3.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Operating Partnership's financial position or results from operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Operating Partnership is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB 108 "Considering Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financials". SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Operating Partnership adopted the provisions of SAB 108 as of January 1, 2007 and the adoption did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Operating Partnership is in the process of evaluating the impact of SFAS No. 159 on its financial statements.


Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership's ability to evaluate, finance and integrate acquired businesses into the Operating Partnership's existing business and operations; the Operating Partnership's ability to effectively compete in the industry in which it does business; the Operating Partnership's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership's outstanding floating rate debt; the Operating Partnership's ability to successfully expand its truck move-in program for new customers and Dri-guard product roll-out; the Operating Partnership's reliance on its call center; the Operating Partnership's cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

We recorded rental revenues of $43.3 million for the three months ended March 31, 2007, an increase of $7.8 million or 21.9% when compared to 2006 rental revenues of $35.5 million. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our consolidated results for the three months ended March 31, 2007, was $1.7 million. Of the remaining $6.1 million increase in rental income, $1.2 million resulted from a 3.4% increase in rental revenues at the 274 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2006). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 4.6%, offset by a 210 basis point decrease in occupancy, which we believe resulted from move outs from customers who no longer needed storage after the rebuilding of the damage caused by the 2005 hurricanes. The remaining $4.9 million increase in rental revenues resulted from the acquisition of 12 stores during 2007 and from having the 2006 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased merchandise sales and insurance commission revenue.


Property operating and real estate tax expense increased $3.7 million, or 27.8%, in the first quarter of 2007 compared to the same period in 2006. Of this increase, $2.1 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full year of operations. $1.0 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 274 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.6 million increase in property operating and real estate tax expense in the first quarter of 2007. We expect the trend of increasing operating costs to continue at a moderate to high pace for the second quarter of 2007 primarily attributable to utilities and property insurance costs.

General and administrative expenses increased $0.1 million or 3.4% from the first quarter of 2006 to the first quarter of 2007. The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006.

Depreciation and amortization expense increased to $7.0 million in first quarter of 2007 from $5.6 million in the same period in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007, a full year of depreciation on 2006 acquisitions, and the consolidation of Locke Sovran I, LLC.

Income from operations increased from $14.4 million in the first quarter of 2006 to $17.2 million in the same quarter in 2007 as a result of the net effect of the aforementioned items.

Interest expense increased from $5.7 million in the first quarter of 2006 to $7.6 million in same period in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

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

Reconciliation of Net Income to Funds From Operations
	Three months ended
(in thousands)	March 31,2007	March 31, 2006
Net income	$ 9,736	$ 8,830
Minority interest in income	462	143
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	7,026	5,622
Depreciation and amortization from unconsolidated joint ventures	14	121
Preferred stock dividends	(628)	(628)
Funds from operations allocable to minority interest in consolidated joint venture	(462)	(399)
FFO available to common unitholders	$ 16,148 =======	$ 13,689 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because the Company operates as a REIT. In order to maintain its REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our unitholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2007, at which time our revolving line of credit matures unless renewed at our option for one additional year.

Cash flows from operating activities were $19.8 million and $13.9 million for the three months ended March 31, 2007, and 2006, respectively. The increase is primarily attributable to increased net income, an increase in accrued interest due to the timing of the interest payments on our term notes, and increased non-cash charges for depreciation and amortization.

Cash used in investing activities was $49.8 million and $28.1 million for the three months ended March 31, 2007, and 2006, respectively. The increase in cash used from 2006 to 2007 was attributable to increased acquisition activity in the first quarter of 2007 as compared to the same period in 2006.

Cash used in financing activities was $10.5 million in 2007 compared to cash provided by financing activities of $15.6 million in 2006. We used proceeds from the Company's Common Stock offering completed in December 2006 to fund the 2007 acquisitions as compared to borrowing on our line of credit in 2006 to fund the 2006 acquisitions.


We have a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. We have the right to extend the term of the credit line until September 2008. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. At March 31, 2007, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2007, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $111.6 million of mortgages payable as detailed below:

*

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly. The outstanding balance at March 31, 2007 on this mortgage was $29.4 million.

*

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.1 million, principal and interest paid monthly. The outstanding balance at March 31, 2007 on this mortgage was $44.4 million.

*

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at March 31, 2007 on this mortgage was $3.8 million.

*

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly. The outstanding balance at March 31, 2007 on this mortgage was $1.0 million.

*

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at March 31, 2007 on this mortgage was $1.1 million.

*

5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.1 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at March 31, 2007 on this mortgage was $25.6 million.

*

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at March 31, 2007 on this mortgage was $6.4 million.


The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, we issued 306,748 shares of our common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. The converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at March 31, 2007.

During 2007 and 2006, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2007, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

During the first quarter of 2007, the Company issued 73,249 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $3.9 million from the sale of such shares. The Company expects to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions and share repurchases are expected to be funded with draws on the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During 2007, we have used operating cash flow, borrowings pursuant to a term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 12 properties in Mississippi (1), New York (9), and Texas (2) comprising 0.9 million square feet from unaffiliated storage operators for $42.6 million.


FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At March 31, 2007, the Operating Partnership was in negotiations to acquire fifteen self-storage facilities for approximately $85.3 million. The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During the first quarter of 2007 we completed approximately $4.2 million on revenue enhancing improvements. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. For the first quarter of 2007 we spent approximately $2.9 million on such improvements and we expect to spend approximately $18 million during 2007.

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

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of March 31, 2007, 427,335 Units are outstanding that were issued in exchange for property at the request of the sellers.


INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At March 31, 2007, we have three outstanding interest rate swap agreements as summarized below:

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

Through September 2009, all of our $350 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $350 million at March 31, 2007, a 1% increase in interest rates would have no effect on our interest expense annually.

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

See note 13 to the financial statements

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2007. There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2007.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Operating Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

May 8, 2007	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer