Form 10-Q
period 2007-09-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2007-11-02
CIK 1060224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number: 0-24071

SOVRAN ACQUISITION LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Maryland	16-1481551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large Accelerated Filer  [ X ]     Accelerated Filer  [   ]     Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

Part I. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except unit data)	September 30, 2007 (unaudited)	December 31, 2006
Assets
Investment in storage facilities:
Land	$ 235,662	$ 208,644
Building, equipment, and construction in progress	1,067,081	935,260
	1,302,743	1,143,904
Less: accumulated depreciation	(177,988)	(155,843)
Investment in storage facilities, net	1,124,755	988,061
Cash and cash equivalents	8,504	47,730
Accounts receivable	2,925	2,166
Receivable from related parties	27	37
Prepaid expenses	5,985	5,336
Fair value of interest rate swap agreements	797	2,274
Other assets	6,760	7,606
Total Assets	$ 1,149,753	$ 1,053,210
Liabilities
Line of credit	$ 91,000	$ -
Term notes	350,000	350,000
Accounts payable and accrued liabilities	22,559	15,092
Deferred revenue	5,746	5,292
Accrued distributions	13,884	12,941
Mortgages payable	110,911	112,027
Total Liabilities	594,100	495,352
Minority interest – consolidated joint venture	16,783	16,783

Limited partners' capital interest (425,785 units and 429,035 units in 2007 and 2006, respectively)	19,518	24,575

Partners' Capital
General partner (219,567 units outstanding in 2007 and 2006)	3,830	3,905
Limited partner (21,392,860 and 20,223,962 units outstanding in 2007 and 2006, respectively)	514,838	480,467
Preferred partners (no Series C Preferred Units outstanding in 2007 and 1,200,000 outstanding in 2006) at liquidation preference	-	30,000
Accumulated other comprehensive income	684	2,128
Total Partners' Equity	519,352	516,500
Total Liabilities and Partners' Capital	$ 1,149,753 =========	$ 1,053,210 =========
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	July 1, 2007 to September 30,2007	July 1, 2006 to September 30,2006
Revenues
Rental income	$ 49,195	$ 43,354
Other operating income	1,803	1,430
Total operating revenues	50,998	44,784

Expenses
Property operations and maintenance	13,501	12,163
Real estate taxes	4,649	4,112
General and administrative	3,968	3,430
Depreciation and amortization	8,390	6,683
Total operating expenses	30,508	26,388

Income from operations	20,490	18,396
Other income (expenses)
Interest expense	(9,092)	(8,421)
Interest income	137	135
Minority interest – consolidated joint ventures	(462)	(462)
Equity in income of joint ventures	17	42
Net Income	11,090	9,690
Preferred unit distributions	-	(628)
Net income available to common unitholders	$ 11,090 =======	$ 9,062 =======

Earnings per common unit – basic	$ 0.51 =======	$ 0.49 =======
Earnings per common unit – diluted	$ 0.51 =======	$ 0.49 =======
Common units used in basic earnings per unit calculation	21,817,036	18,347,269
Common units used in diluted earnings per unit calculation	21,853,695	18,416,927

Distributions declared per common unit	$ 0.63 =======	$ 0.62 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	January 1, 2007 to September 30, 2007	January 1, 2006 to September 30, 2006
Revenues
Rental income	$ 138,985	$ 117,797
Other operating income	4,713	3,940
Total operating revenues	143,698	121,737

Expenses
Property operations and maintenance	38,819	31,915
Real estate taxes	13,670	11,372
General and administrative	11,222	10,530
Depreciation and amortization	25,547	18,362
Total operating expenses	89,258	72,179

Income from operations	54,440	49,558
Other income (expenses)
Interest expense	(24,908)	(20,992)
Interest income	814	490
Minority interest – consolidated joint ventures	(1,386)	(1,068)
Equity in income of joint ventures	97	148
Net Income	29,057	28,136
Preferred unit distributions	(1,256)	(1,884)
Net income available to common unitholders	$ 27,801 =======	$ 26,252 =======

Earnings per common unit – basic	$ 1.31 =======	$ 1.45 =======
Earnings per common unit – diluted	$ 1.31 =======	$ 1.44 =======
Common units used in basic earnings per unit calculation	21,188,243	18,139,326
Common units used in diluted earnings per unit calculation	21,240,488	18,205,493

Distributions declared per common unit	$ 1.87 =======	$ 1.85 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2007 to September 30, 2007	January 1, 2006 to September 30, 2006
Operating Activities
Net income	$ 28,476	$ 28,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,263	19,110
Equity in income of joint ventures	(97)	(148)
Minority interest	1,967	1,068
Non-vested stock earned	895	632
Stock option expense	139	100
Changes in assets and liabilities:
Accounts receivable	(722)	(175)
Prepaid expenses	(329)	(4,230)
Accounts payable and other liabilities	7,274	7,951
Deferred revenue	(62)	(12)
Net cash provided by operating activities	63,804	52,432

Investing Activities
Acquisition of storage facilities	(132,712)	(125,625)
Improvements, equipment additions, and construction in progress	(28,505)	(22,426)
Additional investment in consolidated joint ventures net of cash acquired	-	(7,531)
Receipts from joint ventures	-	17
Property deposits	(258)	416
Receipts from related parties	10	38
Net cash used in investing activities	(161,465)	(155,111)

Financing Activities
Net proceeds from sale of common stock	10,499	23,266
Proceeds from line of credit and term note	103,000	251,000
Pay down of line of credit	(12,000)	(125,000)
Financing costs	(250)	(563)
Distributions paid	(41,628)	(36,595)
Distributions from unconsolidated joint venture	98	123
Redemption of Operating Partnership Units	(168)	(2,680)
Mortgage principal payments	(1,116)	(932)
Net cash provided by financing activities	58,435	108,619
Net (decrease) increase in cash	(39,226)	5,940
Cash at beginning of period	47,730	4,911
Cash at end of period	$ 8,504 =======	$ 10,851 =======
Supplemental cash flow information Cash paid for interest	$ 23,003	$ 17,519
Fair value of liabilities assumed on the acquisition of storage facilities *	386	36,038
* See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $13,884 at September 30, 2007 and $11,481 at September 30, 2006.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets.  On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering.  At September 30, 2007, we owned and operated 354 self-storage properties in 22 states under the name Uncle Bob's Self Storage®.  Among our 354 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

As of September 30, 2007, the Company was a 98.1% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT").  The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings.  The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

We consolidate all wholly-owned subsidiaries.  Partially-owned subsidiaries and joint ventures are consolidated when we control the entity.  We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", and FASB Staff Position SOP 78-9-1, "Interaction of AICPA SOP 78-9 and EITF Issue 04-5", to determine whether the rights held by other investors constitute "kick-out rights" or "substantive participating rights" as defined therein.  For pre-existing joint venture agreements that have not been modified, effective January 1, 2006 we were required to adopt the provisions of the EITF's consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Under this consensus we presume that general partners in a limited partnership control that limited partnership (or similar entity like a limited liability company) regardless of the extent of the general partners' ownership interest in the limited partnership. We also consider whether the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein.  To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.  We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.  Our consolidated financial statements include the accounts of the Company, the Operating Partnership, and our majority-owned joint ventures Locke Sovran I, LLC and Locke Sovran II, LLC.  All intercompany transactions and balances have been eliminated.  Investments in joint ventures that we do not control but for which we have significant influence over, are reported using the equity method.

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

For the three and nine months ended September 30, 2007, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $38,000 and $139,000, respectively, related to stock options under Statement 123(R) and $322,000 and $895,000, respectively, related to amortization of non-vested stock grants.  For the three and nine months ended September 30, 2006, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $12,000 and $100,000, respectively, related to stock options and $240,000 and $632,000, respectively, related to amortization of non-vested stock grants.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2007.

(dollars in thousands)
Cost:
Beginning balance	$ 1,143,904
Property acquisitions	124,701
Improvements and equipment additions	34,219
Dispositions	(81)
Ending balance	$1,302,743

Accumulated Depreciation:
Beginning balance	$ 155,843
Additions during the period	22,199
Dispositions	(54)
Ending balance	$ 177,988

The Operating Partnership allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. The Operating Partnership measures the value of in-place customer leases based on the Operating Partnership's experience with customer turnover. The Operating Partnership amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the nine months ended September 30, 2007, the Operating Partnership acquired 27 storage facilities for $129.1 million.  Substantially all of the purchase price of these facilities was allocated to land ($25.5 million), building ($100.3 million), equipment ($1.4 million) and in-place customer leases ($1.9 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.

5.	PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the 27 storage facilities purchased during the nine months ended September 30, 2007, (ii) the 42 storage facilities purchased during 2006, (iii) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC in April 2006, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2006.  Such unaudited pro forma information is based upon the historical statements of operations of the Operating Partnership.  It should be read in conjunction with the financial statements of the Operating Partnership. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.  This unaudited pro forma information does not purport to represent what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(dollars in thousands, except unit data)	July 1, 2007 to Sep. 30, 2007	July 1, 2006 to Sep. 30, 2006	Jan. 1, 2007 to Sep. 30, 2007	Jan. 1, 2006 to Sep. 30, 2006

Pro forma total operating revenues	$ 50,998	$ 49,148	$ 148,120	$ 142,172

Pro forma net income	$ 11,696	$ 9,871	$ 31,451	$ 26,514

Pro forma earnings per common unit - diluted	$ 0.54	$ 0.44	$ 1.42	$ 1.19

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009.  The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee.  The term note bears interest at LIBOR plus 1.20%.  The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.  The interest rate at September 30, 2007 on the Operating Partnership's available line of credit was approximately 6.03% (6.20% at December 31, 2006).  At September 30, 2007, there was $9 million available on the revolving line of credit.

The Operating Partnership entered into a $25 million term note arrangement with a bank in September 2007.  The term note matures March 31, 2008 and bears interest at LIBOR plus 1.20%.  There was no balance outstanding under this term note arrangement at September 30, 2007.

7.	MORTGAGES PAYABLE

Mortgages payable at September 30, 2007 and December 31, 2006 consist of the following:

(dollars in thousands)	September 30, 2007	December 31, 2006
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.7 million, principal and interest paid monthly	$ 29,189	$ 29,486

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.9 million, principal and interest paid monthly	43,898	44,623

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,675	3,769

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,027	1,043

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,128	1,144

5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.3 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,665	25,496

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,329	6,466

Total mortgages payable	$ 110,911	$ 112,027

The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.  An immaterial premium exists at September 30, 2007, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at September 30, 2007.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.9%	-	$91,000	-	-	-	-	$ 91,000	$ 91,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	$100,000	-	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 79,921
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$148,888

Mortgage note - fixed rate 7.80%	$ 105	$ 427	$ 467	$ 504	$27,686	-	$ 29,189	$ 30,891
Mortgage note - fixed rate 7.19%	$ 253	$ 1,042	$ 1,128	$ 1,211	$ 1,301	$ 38,963	$ 43,898	$ 45,774
Mortgage note - fixed rate 7.25%	$ 32	$ 133	$ 141	$ 149	$ 3,220	-	$ 3,675	$ 3,607
Mortgage note - fixed rate 6.76%	$ 5	$ 22	$ 23	$ 25	$ 27	$ 925	$ 1,027	$ 1,061
Mortgage note - fixed rate 6.35%	$ 6	$ 24	$ 26	$ 28	$ 30	$ 1,014	$ 1,128	$ 1,143
Mortgage notes - fixed rate 5.55%	-	-	$ 25,665	-	-	-	$ 25,665	$ 26,493
Mortgage notes - fixed rate 7.50%	$ 47	$ 194	$ 208	$ 222	$ 5,658	-	$ 6,329	$ 6,435

Interest rate derivatives – asset	-	-	-	-	-	-	-	$ 797

8.	INTEREST RATE SWAP AGREEMENTS

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership.  Based on current interest rates, the Operating Partnership estimates that net receipts under the interest rate swaps will be approximately $1.0 million in 2007.  Net receipts under the interest rate swap agreements are reclassified to interest expense as settlements occur.  The fair value of the swap agreements including accrued interest was an asset of $0.8 million at September 30, 2007.

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

At September 30, 2007, the Operating Partnership was in negotiations to acquire three self-storage facilities for approximately $10.6 million.  The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

10.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $27.0 million and $28.1 million for the nine months ended September 30, 2007 and 2006, respectively.

11.	INVESTMENT IN JOINT VENTURES

At September 30, 2007, the Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.  The Operating Partnership's investment includes a capital contribution of $49.  The carrying value of the Operating Partnership's investment is a liability of $0.5 million and $0.4 million at September 30, 2007 and December 31, 2006 respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

(in thousands except per unit data)	Three Months Ended Sep. 30, 2007	Three Months Ended Sep. 30, 2006	Nine Months Ended Sep. 30, 2007	Nine Months Ended Sep. 30, 2006
Numerator:
Net income available to common unitholders	$ 11,090	$ 9,062	$ 27,801	$ 26,252

Denominator:
Denominator for basic earnings per unit - weighted average units	21,817	18,347	21,188	18,139
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	37	70	52	66
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	21,854	18,417	21,240	18,205

Basic earnings per common unit	$ 0.51	$ 0.49	$ 1.31	$ 1.45
Diluted earnings per common unit	$ 0.51	$ 0.49	$ 1.31	$ 1.44

Prior to its conversion (see Note 14), Common units from the conversion of the Series C Convertible Cumulative Preferred Stock were excluded from the 2007 and 2006 diluted earnings per unit calculation because their inclusion would have had an antidilutive effect on earnings per unit.

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

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken.  If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.  The adoption of FIN 48 did not have a material impact on the Operating Partnership's financial position or results from operations.

The Operating Partnership's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense.  As of September 30, 2007, the Operating Partnership had no amounts accrued related to uncertain tax positions.  The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

14.	PREFERRED STOCK

On July 7, 2007, we issued 920,244 common units to the holder of our Series C Preferred Stock upon the holder's election to convert the remaining 1,200,000 units of Series C Preferred Stock into common units.  As a result of the conversion, $30 million recorded in partners' capital as Preferred partners was reclassified to Limited partner.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Operating Partnership is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2007 THROUGH SEPTEMBER 30, 2007, COMPARED TO THE PERIOD JULY 1, 2006 THROUGH SEPTEMBER 30, 2006

We recorded rental revenues of $49.2 million for the three months ended September 30, 2007, an increase of $5.8 million or 13.5% when compared to rental revenues of $43.4 million for the three months ended September 30, 2006.  Of the increase in rental income, $1.5 million resulted from a 3.6% increase in rental revenues at the 317 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2006).  The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy, which we believe resulted from move outs from customers who no longer needed storage after the rebuilding of the damage caused by the 2005 hurricanes, and the downturn in the housing market.  The remaining $4.3 million increase in rental revenues resulted from the acquisition of 27 self-storage properties during the first nine months of 2007 and from having the 2006 acquisitions included for a full quarter of operations.  Other income increased $0.4 million due to increased merchandise sales and insurance commission revenue.

Property operating and real estate tax expense increased $1.9 million, or 11.5%, in the third quarter of 2007 compared to the same period in 2006.  All of this increase related to expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full quarter of operations.  The 317 core properties considered same stores experienced flat expense growth as a result of a decrease in property insurance costs offset by increases in property taxes and repairs.  We do not expect operating costs to increase significantly for the remainder of 2007 as lower property insurance rates should offset any rising utility and other operating expenses.

General and administrative expenses increased $0.5 million or 15.7% from the third quarter of 2006 to the third quarter of 2007.  The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006.

Depreciation and amortization expense increased to $8.4 million in the third quarter of 2007 from $6.7 million in the same period in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007 and a full quarter of depreciation on 2006 acquisitions.  Also included in 2007 depreciation and amortization is the amortization of in-place customer leases.  The in–place customer lease asset being amortized relates to certain 2007 and 2006 acquisitions for which the purchase price allocation was finalized in 2007.  We amortize this expense over a 12 month period.

Income from operations increased from $18.4 million in the third quarter of 2006 to $20.5 million in the same period in 2007 as a result of the net effect of the items disclosed above.

Interest expense increased from $8.4 million in the third quarter of 2006 to $9.1 million in the same period in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase self-storage properties.

FOR THE PERIOD JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007, COMPARED TO THE PERIOD JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2006

We recorded rental revenues of $139.0 million for the nine months ended September 30, 2007, an increase of $21.2 million or 18.0% when compared to rental revenues of $117.8 million during the first nine months of 2006.  Of the increase in rental income, $3.8 million resulted from a 3.4% increase in rental revenues at the 285 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2006).  The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy which we believe resulted from move outs from customers who no longer needed storage after the rebuilding of the damage caused by the 2005 hurricanes, and from a downturn in the housing market.  $15.8 million of the increase in rental revenues resulted from the acquisition of 27 self-storage properties during 2007 and from having the 2006 acquisitions included for a full nine months of operations.  As of April 1, 2006, the consolidated statement of operations includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of our additional investment in that entity.  The rental income related to Locke Sovran I that was not included in our consolidated results for the nine months ended September 30, 2006, was $1.6 million.  Other income increased $0.8 million due to increased merchandise sales and insurance commission revenue.

Property operating and real estate tax expense increased $9.2 million, or 21.3%, in the first nine months of 2007 compared to the same period in 2006.  Of this increase, $6.5 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full year of operations.  $2.1 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 285 core properties considered same stores.  The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.6 million increase in property operating and real estate tax expense in the first nine months of 2007.  We do not expect operating costs to increase significantly for the remainder of 2007 as lower property insurance rates should offset any rising utility and other operating expenses.

General and administrative expenses increased $0.7 million or 6.6% from the first nine months of 2006 to the first nine months of 2007.  The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006.

Depreciation and amortization expense increased to $25.5 million in the first nine months of 2007 from $18.4 million in the same period in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007, a full nine months of depreciation on 2006 acquisitions, the consolidation of Locke Sovran I, LLC, and the amortization of in-place customer leases.  The in-place customer lease asset being amortized relates to certain 2007 and 2006 acquisitions for which the purchase price allocation was finalized in 2007.  We amortize this expense over a 12 month period.

Income from operations increased from $49.6 million in the first nine months of 2006 to $54.4 million in the same period in 2007 as a result of the net effect of the items disclosed above.

Interest expense increased from $21.0 million in the first nine months of 2006 to $24.9 million in same period in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase self-storage properties, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

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

Reconciliation of Net Income to Funds From Operations

	Nine months ended
(in thousands)	September 30,2007	September 30, 2006
Net income	$ 29,057	$ 28,136
Minority interest in income	1,386	1,068
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,547	18,362
Depreciation and amortization from unconsolidated joint ventures	44	148
Preferred stock dividends	(1,256)	(1,884)
Funds from operations allocable to minority interest in consolidated joint venture	(1,386)	(1,323)
FFO available to common unitholders	$ 53,392 =======	$ 44,507 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because the Company operates as a REIT.  In order to maintain its REIT status, a substantial portion of our operating cash flow must be used to pay distributions to our unitholders.  We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through September 2008, at which time our revolving line of credit matures.

Cash flows from operating activities were $63.8 million and $52.4 million for the nine months ended September 30, 2007, and 2006, respectively.  The increase is primarily attributable to increased earnings before depreciation and amortization and a decrease in prepaid expenses.

Cash used in investing activities was $161.5 million and $155.1 million for the nine months ended September 30, 2007, and 2006, respectively.  The increase in cash used from 2006 to 2007 was attributable to increased property acquisitions and property improvements in the first nine months of 2007 as compared to the same period in 2006.

Cash provided by financing activities was $58.4 million in 2007 compared to $108.6 million in 2006.  We used proceeds from our Common Stock offering completed in December 2006 and borrowings on our line of credit to fund the 2007 acquisitions as compared to borrowing on our line of credit in 2006 to fund the 2006 acquisitions.

We have a $100 million unsecured line of credit that we elected to extend for an additional year and now matures in September 2008 and a $100 million unsecured term note that matures in September 2009.  The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee.  The term note bears interest at LIBOR plus 1.20%.  We expect to refinance the above described line of credit and term note in the 4th quarter of 2007 with similar agreements.  We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.  At September 30, 2007, there was $9 million available on the revolving line of credit.

The Operating Partnership entered into a $25 million term note arrangement with a bank in September 2007.  The term note matures March 31, 2008 and bears interest at LIBOR plus 1.20%.  There was no balance outstanding under this term note arrangement at September 30, 2007.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on distribution payouts.  As of September 30, 2007, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $110.9 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.7 million, principal and interest paid monthly.  The outstanding balance at September 30, 2007 on this mortgage was $29.2 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.9 million, principal and interest paid monthly.  The outstanding balance at September 30, 2007 on this mortgage was $43.9 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at September 30, 2007 on this mortgage was $3.7 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at September 30, 2007 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly.  The outstanding balance at September 30, 2007 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.3 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at September 30, 2007 on this mortgage was $25.7 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.5 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at September 30, 2007 on this mortgage was $6.3 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction.  The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit.  During 2004 and 2005, the Company issued 1,226,992 shares of its common stock in connection with the conversion of 1,600,000 shares of Series C Preferred Stock into common stock.  On July 7, 2007, the Company issued 920,244 shares of its common stock in connection with the conversion of the remaining 1,200,000 shares of Series C Preferred Stock into common stock.

During 2007 and 2006, the Company did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through September 30, 2007, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During the first nine months of 2007, the Company issued 204,665 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  We received $10.5 million from the sale of such shares.  We expect to issue additional shares of common stock when our share price and capital needs warrant such issuance.

Future acquisitions and share repurchases are expected to be funded with draws on the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During 2007, we have used operating cash flow, proceeds from the Company's Common Stock offering completed in December 2006, borrowings pursuant to our revolving line of credit, and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan to acquire 27 properties in Alabama (9), Florida (2), Mississippi (4), New York (9), and Texas (3) comprising 2.1 million square feet from unaffiliated storage operators for approximately $129 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At September 30, 2007, the Operating Partnership was in negotiations to acquire three self-storage facilities for approximately $10.6 million.  The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet of rental space to premium (climate and humidity controlled) space.  The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million.  During the first nine months of 2007 we completed approximately $15.6 million of revenue enhancing improvements.  Funding of these improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our properties.  This includes repainting, paving, and remodeling of the office buildings at these facilities.  For the first nine months of 2007 we spent approximately $14.6 million on such improvements and we expect to spend approximately $18 million during 2007.

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

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of September 30, 2007, 425,785 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At September 30, 2007, we have three outstanding interest rate swap agreements as summarized below:

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

Through September 2009, $350 million of our $441 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt of $441 million at September 30, 2007, a 1% increase in interest rates would increase our interest expense by $0.9 million annually.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2007.  There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2007.

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

November 2, 2007 Date	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer