Form 10-Q
period 2008-03-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2008-05-09
CIK 1060224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

Part I. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except unit data)	March 31, 2008 (unaudited)	December 31, 2007
Assets
Investment in storage facilities:
Land	$ 240,622	$ 237,836
Building, equipment, and construction in progress	1,113,457	1,092,803
	1,354,079	1,330,639
Less: accumulated depreciation	(193,350)	(185,258)
Investment in storage facilities, net	1,160,729	1,145,381
Cash and cash equivalents	7,233	4,010
Accounts receivable	2,425	2,802
Receivable from related parties	14	27
Prepaid expenses	6,752	4,842
Other assets	8,422	7,574
Total Assets	$ 1,185,575 =========	$ 1,164,636 =========
Liabilities
Line of credit	$ 100,000	$ 100,000
Term notes	382,000	356,000
Accounts payable and accrued liabilities	19,208	23,489
Deferred revenue	6,027	5,647
Fair value of interest rate swap agreements	4,350	1,230
Accrued distributions	14,001	13,922
Mortgages payable	110,114	110,517
Total Liabilities	635,700	610,805
Minority interest – consolidated joint venture	16,783	16,783

Limited partners' capital interest (422,527 units and 422,727 units in 2008 and 2007, respectively)	18,046	16,951

Partners' Capital
General partner (219,567 units outstanding in 2008 and 2007)	3,763	3,823
Limited partner (21,582,288 and 21,457,019 units outstanding in 2008 and 2007, respectively)	515,503	517,642
Accumulated other comprehensive income	(4,220)	(1,368)
Total Partners' Equity	515,046	520,097
Total Liabilities and Partners' Capital	$ 1,185,575 =========	$ 1,164,636 =========
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	January 1, 2008 to March 31, 2008	January 1, 2007 to March 31, 2007
Revenues
Rental income	$ 48,272	$ 43,265
Other operating income	1,565	1,335
Total operating revenues	49,837	44,600

Expenses
Property operations and maintenance	13,859	12,411
Real estate taxes	4,766	4,390
General and administrative	4,125	3,555
Depreciation and amortization	8,647	7,026
Total operating expenses	31,397	27,382

Income from operations	18,440	17,218
Other income (expenses)
Interest expense	(8,955)	(7,599)
Interest income	92	528
Minority interest – consolidated joint ventures	(462)	(462)
Equity in income of joint ventures	12	51
Net Income	9,127	9,736
Preferred unit distributions	-	(628)
Net income available to common unitholders	$ 9,127 =======	$ 9,108 =======

Earnings per common unit – basic	$ 0.41 =======	$ 0.44 =======
Earnings per common unit – diluted	$ 0.41 =======	$ 0.44 =======
Common units used in basic earnings per unit calculation	22,070,064	20,841,158
Common units used in diluted earnings per unit calculation	22,087,143	20,907,557

Distributions declared per common unit	$ 0.63 =======	$ 0.62 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2008 to March 31, 2008	January 1, 2007 to March 31, 2007
Operating Activities
Net income	$ 9,127	$ 9,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,920	7,268
Equity in income of joint ventures	(12)	(51)
Minority interest	462	462
Non-vested stock earned	361	264
Stock option expense	47	24
Changes in assets and liabilities:
Accounts receivable	382	351
Prepaid expenses	(1,910)	665
Accounts payable and other liabilities	(4,006)	642
Deferred revenue	311	474
Net cash provided by operating activities	13,682	19,835

Investing Activities
Acquisition of storage facilities	(14,037)	(40,934)
Improvements, equipment additions, and construction in progress	(9,453)	(8,528)
Property deposits	(1,519)	(300)
Receipts from related parties	13	10
Net cash used in investing activities	(24,996)	(49,752)

Financing Activities
Net proceeds from sale of common stock	3,384	3,918
Proceeds from line of credit and term note	26,000	-
Financing costs	(39)	-
Distributions paid	(14,396)	(14,030)
Distributions from unconsolidated joint venture	-	98
Redemption of operating partnership units	(9)	(98)
Mortgage principal and capital lease payments	(403)	(387)
Net cash provided by (used in) financing activities	14,537	(10,499)
Net increase (decrease) in cash	3,223	(40,416)
Cash at beginning of period	4,010	47,730
Cash at end of period	$ 7,233 =======	$ 7,314 =======
Supplemental cash flow information Cash paid for interest	$ 8,184	$ 6,579
Fair value of net liabilities (assets) assumed on the acquisition of storage facilities *	68	(12)
* See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $14,001 at March 31, 2008 and $13,002 at March 31, 2007.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets.  On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2008, we owned and operated 360 self-storage properties in 22 states under the name Uncle Bob's Self Storage®.  Among our 360 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

As of March 31, 2008, the Company was a 98.1% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT").  The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings.  The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

For the three months ended March 31, 2008 and 2007, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $47,000 and $24,000, respectively, related to stock options under Statement 123(R) and $361,000 and $264,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2008 and 2007, employees exercised 1,000 and 9,500 stock options respectively, and 23,032 and 18,551 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2008.

(dollars in thousands)
Cost:
Beginning balance	$ 1,330,639
Property acquisitions	14,013
Improvements and equipment additions	4,591
Increase in construction in progress	4,872
Dispositions	(36)
Ending balance	$1,354,079

Accumulated Depreciation:
Beginning balance	$ 185,258
Depreciation expense during the period	8,118
Dispositions	(26)
Ending balance	$ 193,350

The Operating Partnership allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. The Operating Partnership measures the value of in-place customer leases based on the Operating Partnership's experience with customer turnover. The Operating Partnership amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the three months ended March 31, 2008, the Operating Partnership acquired 2 storage facilities for $14.0 million.  Substantially all of the purchase price of these facilities was allocated to land ($2.8 million), building ($11.1 million), equipment ($0.1 million) and in-place customer leases ($0.3 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Operating Partnership has a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009.  The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee.  The term note bears interest at LIBOR plus 1.20%.  The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.  The interest rate at March 31, 2008 on the Operating Partnership's available line of credit was approximately 3.9% (5.5% at December 31, 2007).  At March 31, 2008, there was no amount available on the unsecured line of credit.

In 2008, the Operating Partnership amended a term note arrangement with a bank increasing the availability from $25 million to $40 million and extending the maturity date to July 31, 2008.  The term note bears interest at LIBOR plus 1.20%.  There was $32 million outstanding under this term note arrangement at March 31, 2008.

6.	MORTGAGES PAYABLE

Mortgages payable at March 31, 2008 and December 31, 2007 consist of the following:

(dollars in thousands)	March 31, 2008	December 31, 2007
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.4 million, principal and interest paid monthly	$ 28,978	$ 29,084
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.4 million, principal and interest paid monthly	43,387	43,645
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,610	3,643
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly	1,016	1,022
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.8 million, principal and interest paid monthly	1,116	1,122
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,773	25,719
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,234	6,282
Total mortgages payable	$ 110,114 ========	$ 110,517 ========

The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.   An immaterial premium exists at March 31, 2008, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at March 31, 2008.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.9%	$100,000	-	-	-	-	-	$100,000	$100,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	$32,000	-	-	-	-	-	$ 32,000	$ 32,000
Term note - variable rate LIBOR+1.20%	-	$100,000	-	-	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 83,006
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$154,961

Mortgage note - fixed rate 7.80%	$ 321	$ 467	$ 504	$27,686	-	-	$ 28,978	$ 31,163
Mortgage note - fixed rate 7.19%	$ 784	$ 1,128	$ 1,211	$ 1,301	$ 38,963	-	$ 43,387	$ 46,097
Mortgage note - fixed rate 7.25%	$ 100	$ 141	$ 149	$ 3,220	-	-	$ 3,610	$ 3,626
Mortgage note - fixed rate 6.76%	$ 16	$ 23	$ 25	$ 27	$ 29	$ 896	$ 1,016	$ 1,086
Mortgage note - fixed rate 6.35%	$ 18	$ 26	$ 28	$ 30	$ 31	$ 983	$ 1,116	$ 1,151
Mortgage notes - fixed rate 5.55%	-	$25,773	-	-	-	-	$ 25,773	$ 26,969
Mortgage notes - fixed rate 7.50%	$ 146	$ 208	$ 222	$ 5,658	-	-	$ 6,234	$ 6,587

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 4,350

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners' capital as Accumulated Other Comprehensive Income ("AOCI").  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial in the three months ended March 31, 2008 and 2007.

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership.  Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $1.4 million in 2008.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

8.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(4,350)	-	(4,350)	-

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

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

10.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes. Comprehensive income was $6.3 million and $9.2 million for the three months ended March 31, 2008 and 2007, respectively.

11.	INVESTMENT IN JOINT VENTURES

At March 31, 2008, the Operating Partnership has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.  The Operating Partnership's investment includes a capital contribution of $49.  The carrying value of the Operating Partnership's investment is a liability of $0.4 million at March 31, 2008 and 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

	Three months ended March 31,
(Amounts in thousands, except per unit data)	2008	2007

Numerator: Net income available to common unitholders	$ 9,127	$ 9,108

Denominator: Denominator for basic earnings per unit - weighted average units	22,070	20,841
Effect of Dilutive Securities: Stock options and warrants and non-vested stock	17	67

Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	22,087	20,908

Basic Earnings per Common Unit	$ 0.41	$ 0.44

Diluted Earnings per Common Unit	$ 0.41	$ 0.44

13.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Operating Partnership's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense. No interest and penalties have been recognized for the three months ended March 31, 2008 and 2007.  As of March 31, 2008, the Operating Partnership had no amounts accrued related to uncertain tax positions.  The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Operating Partnership is January 1, 2008.  The adoption of SFAS 159 did not impact the Operating Partnership's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Operating Partnership will re-classify non-controlling interests as a component of equity.

In December 2007, the FASB Statement 141R, "Business Combinations" ("SFAS 141R") was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Operating Partnership will be January 1, 2009. The Operating Partnership has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Operating Partnership is currently assessing the impact of SFAS No. 161 on our consolidated financial statements.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008, COMPARED TO THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2007

We recorded rental revenues of $48.3 million for the three months ended March 31, 2008, an increase of $5.0 million or 11.6% when compared to the three months ended March 31, 2007 rental revenues of $43.3 million.  Of the increase in rental revenue, $1.3 million resulted from a 3.0% increase in rental revenues at the 327 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.9%, offset by a decrease in occupancy of 170 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $3.7 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 31 stores acquired in 2007 included for a full quarter of operations.  Other income increased $0.2 million due to merchandise and insurance sales and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $1.8 million, or 10.9%, in the quarter ended March 31, 2008 compared to the same period in 2007.  Of this increase, $1.5 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full quarter of operations.  $0.3 million of the increase was due to increased maintenance and snowplowing expenses, and increased property taxes at the 327 core properties considered same stores.  We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $0.6 million or 16.0% from the first three months of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007.

Depreciation and amortization expense increased to $8.6 million in the first three months of 2008 from $7.0 million in same period of 2007, primarily as a result of additional depreciation taken on real estate assets acquired in 2008, a full year of depreciation on 2007 acquisitions, and the amortization of in-place customers leases relating to these acquisitions.

Income from operations increased from $17.2 million for the three months ended March 31, 2007 to $18.4 million for the three months ended March 31, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $7.6 million in 2007 to $9.0 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 31 stores in 2007.

The decrease in preferred stock distributions from 2007 to 2008 was a result of the conversion of all remaining 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common units in July 2007.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Net income	$ 9,127	$ 9,736
Minority interest in income	462	462
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	8,647	7,026
Depreciation and amortization from unconsolidated joint ventures	15	14
Preferred unit distributions	-	(628)
Funds from operations allocable to minority interest in consolidated joint ventures	(462)	(462)
FFO available to common unitholders	$ 17,789 =======	$ 16,148 ======

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

We will be refinancing our $100 million unsecured line of credit and $40 million short-term bank note in 2008.  We expect these refinancings will be done through a new unsecured line of credit and the issuance of 4 to10 year notes.  Although we believe we can refinance at acceptable rates of interest, the recent turmoil in the credit markets may impact our overall financing costs.

Cash flows from operating activities were $13.7 million and $19.8 million for the three months ended March 31, 2008, and 2007, respectively.  The decrease was primarily attributable to prepaid insurance premiums and a decrease in accounts payable related to property taxes paid in 2008.

Cash used in investing activities was $24.5 million and $50.0 million for the three months ended March 31, 2008, and 2007 respectively.  The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008.

Cash provided by financing activities was $14.5 million in the first three months of 2008 compared to cash used of $10.5 million in the same period of 2007.  In December 2006, the Company issued 2.3 million shares of its common stock and realized net proceeds of $122.4 million.  A portion of the proceeds were used to repay the entire outstanding balance on our line of credit that had been drawn on to finance acquisitions subsequent to April 2006.  The remaining proceeds from the 2006 common stock offering were used to fund first quarter of 2007 acquisitions.  In 2008 we used borrowings on a term note to fund the acquisitions.

We have a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009.  The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee.  The term note bears interest at LIBOR plus 1.20%.  We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%.  In 2008, the Operating Partnership amended a term note arrangement with a bank increasing the availability from $25 million to $40 million and extending the maturity date to July 31, 2008.  This note bears interest at LIBOR plus 1.20%.  At March 31, 2008, there was no amount available on the unsecured line of credit, and $8 million available under the bank term note.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2008, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $110.1 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.4 million, principal and interest paid monthly.  The outstanding balance at March 31, 2008 on this mortgage was $29.0 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.4 million, principal and interest paid monthly.  The outstanding balance at March 31, 2008 on this mortgage was $43.4 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at March 31, 2008 on this mortgage was $3.6 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly.  The outstanding balance at March 31, 2008 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.8 million, principal and interest paid monthly.  The outstanding balance at March 31, 2008 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at March 31, 2008 on this mortgage was $25.8 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at March 31, 2008 on this mortgage was $6.2 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction.  The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit.  During 2005, we issued 920,244 shares of our common stock in conversion of 1,200,000 shares of Series C Preferred Stock into common stock.  In 2004, we issued 306,748 shares of our common stock in connection with the conversion of 400,000 shares of Series C Preferred Stock into common stock.  On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our Series C Preferred Stock upon the holder's election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock.  As a result of the 2007 conversion, $30.0 million recorded in partners' capital as preferred partners was reclassified to limited partners capital interest in July 2007.

During the first three months of 2008, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through March 31, 2008, the Company has reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

During the first three months of 2008, the Company issued 93,696 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  The Company realized $3.3 million from the sale of such shares.  The Company expects to issue shares when its share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with  draws on the bank term note, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the first three months of 2008, we have used operating cash flow, borrowings pursuant to a bank term note, and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan to acquire two properties in Mississippi comprising 0.2 million square feet from unaffiliated storage operators for approximately $14.3 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

In addition, we are continuing with our program of expanding and enhancing our existing properties.  In 2008, we expect to add as much as 700,000 square feet of climate and/or humidity controlled space, and acquire several parcels of land contiguous to our existing stores.  The projected cost of these revenue enhancing improvements is estimated at approximately $50 million.  During the first three months of 2008 we spent approximately $0.6 million on such revenue enhancing improvements.  Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our term note, and issuance of common shares through the Company's Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties.  This includes repainting, paving, and remodeling of the office buildings at these facilities.  For the first three months of 2008 we spent approximately $5 million on such improvements and we expect to spend approximately $15 million for the remainder of 2008.

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

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of March 31, 2008, 422,527 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At March 31, 2008, we have three outstanding interest rate swap agreements as summarized below:

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

Through September 2009, $350 million of our $482 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt of $482 million at March 31, 2008, a 1% increase in interest rates would increase our interest expense $1.3 million annually.

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

See note 14 to the financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2008.  There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2008.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Operating Partnership.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

May 9, 2008	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer