Form 10-Q
period 2008-06-30
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2008-08-08
CIK 1060224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

Part I. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except unit data)	June30, 2008 (unaudited)	December 31, 2007
Assets
Investment in storage facilities:
Land	$ 239,644	$ 236,349
Building, equipment, and construction in progress	1,121,131	1,086,359
	1,360,775	1,322,708
Less: accumulated depreciation	(199,853)	(183,679)
Investment in storage facilities, net	1,160,922	1,139,029
Cash and cash equivalents	21,060	4,010
Accounts receivable	2,575	2,794
Receivable from related parties	14	27
Investment in joint ventures	100	-
Prepaid expenses	6,159	4,771
Other assets	10,814	7,574
Net assets of discontinued operations	-	6,383
Total Assets	$ 1,201,644 =========	$ 1,164,588 =========
Liabilities
Line of credit	$ -	$ 100,000
Term notes	500,000	356,000
Accounts payable and accrued liabilities	20,651	23,486
Deferred revenue	6,087	5,602
Fair value of interest rate swap agreements	4,457	1,230
Accrued distributions	14,057	13,922
Mortgages payable	110,152	110,517
Total Liabilities	655,404	610,757
Minority interest – consolidated joint venture	13,082	16,783

Limited partners' capital interest (422,527 units and 422,727 units in 2008 and 2007, respectively)	17,292	16,951

Partners' Capital
General partner (219,567 units outstanding in 2008 and 2007)	3,738	3,823
Limited partner (21,671,160 and 21,457,019 units outstanding in 2008 and 2007, respectively)	516,326	517,642
Accumulated other comprehensive income	(4,198)	(1,368)
Total Partners' Equity	515,866	520,097
Total Liabilities and Partners' Capital	$ 1,201,644	$ 1,164,588
See notes to financial statements.

SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	April 1, 2008 to June 30, 2008	April 1, 2007 to June 30, 2007
Revenues
Rental income	$ 48,432	$ 46,301
Other operating income	1,688	1,571
Total operating revenues	50,120	47,872

Expenses
Property operations and maintenance	13,355	12,864
Real estate taxes	4,823	4,606
General and administrative	4,095	3,698
Depreciation and amortization	8,508	10,085
Total operating expenses	30,781	31,253

Income from operations	19,339	16,619
Other income (expenses)
Interest expense	(8,978)	(8,217)
Interest income	86	149
Minority interest – consolidated joint ventures	(421)	(462)
Equity in income of joint ventures	7	28
Income from continuing operations	10,033	8,117
Income from discontinued operations (including gain on disposal of $716 in 2008)	712	114
Net Income	10,745	8,231
Preferred unit distributions	-	(628)
Net income available to common unitholders	$ 10,745 =======	$ 7,603 =======

Earnings per common unit – basic
Continuing operations	$ 0.45	$ 0.36
Discontinued operations	0.04	-
Earnings per common unit – basic	$ 0.49 =======	$ 0.36 =======
Earnings per common unit – diluted
Continuing operations	$ 0.45	$ 0.36
Discontinued operations	0.03	-
Earnings per common unit – diluted	$ 0.48 =======	$ 0.36 =======
Common units used in basic earnings per unit calculation	22,150,033	20,906,536
Common units used in diluted earnings per unit calculation	22,183,418	20,960,213

Distributions declared per common unit	$ 0.63 =======	$ 0.62 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Revenues
Rental income	$ 96,490	$ 89,340
Other operating income	3,250	2,903
Total operating revenues	99,740	92,243

Expenses
Property operations and maintenance	27,150	25,217
Real estate taxes	9,563	8,972
General and administrative	8,220	7,254
Depreciation and amortization	17,109	17,064
Total operating expenses	62,042	58,507

Income from operations	37,698	33,736
Other income (expenses)
Interest expense	(17,933)	(15,816)
Interest income	178	678
Minority interest – consolidated joint ventures	(884)	(924)
Equity in income of joint ventures	19	80
Income from continuing operations	19,078	17,754
Income from discontinued operations (including gain on disposal of $716 in 2008)	794	214
Net Income	19,872	17,968
Preferred unit distributions	-	(1,256)
Net income available to common unitholders	$ 19,872 =======	$ 16,712 =======

Earnings per common unit – basic
Continuing operations	$ 0.86	$ 0.79
Discontinued operations	0.04	0.01
Earnings per common unit – basic	$ 0.90 =======	$ 0.80 =======
Earnings per common unit – diluted
Continuing operations	$ 0.86	$ 0.79
Discontinued operations	0.04	0.01
Earnings per common unit – diluted	$ 0.90 =======	$ 0.80 =======
Common units used in basic earnings per unit calculation	22,110,049	20,873,847
Common units used in diluted earnings per unit calculation	22,135,281	20,933,885

Dividends distribution per common unit	$ 1.26 =======	$ 1.24 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Operating Activities
Net income	$ 19,872	$ 17,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,717	17,641
Gain on sale of storage facility	(716)	-
Equity in income of joint ventures	(19)	(80)
Minority interest	884	924
Non-vested stock earned	705	573
Stock option expense	137	102
Changes in assets and liabilities:
Accounts receivable	225	(288)
Prepaid expenses	(1,354)	(135)
Accounts payable and other liabilities	(2,424)	3,363
Deferred revenue	439	530
Net cash provided by operating activities	35,466	40,598

Investing Activities
Acquisition of storage facilities	(14,037)	(128,344)
Improvements, equipment additions, and construction in progress	(21,666)	(20,466)
Net proceeds from the sale of storage facility	7,002	-
Investment in joint ventures	(6,206)	-
Property deposits	(1,245)	(69)
Receipts from related parties	13	10
Net cash used in investing activities	(36,139)	(148,869)

Financing Activities
Net proceeds from sale of common stock	6,306	7,178
Proceeds from line of credit and term note	250,000	96,000
Repayment of line of credit and term note	(206,000)	(7,000)
Financing costs	(2,946)	-
Distributions paid	(28,820)	(28,123)
Distributions from unconsolidated joint venture	-	98
Redemption of operating partnership units	(9)	(98)
Mortgage principal and capital lease payments	(808)	(747)
Net cash provided by financing activities	17,723	67,308
Net increase (decrease) in cash	17,050	(40,963)
Cash at beginning of period	4,010	47,730
Cash at end of period	$ 21,060 =======	$ 6,767 =======
Supplemental cash flow information Cash paid for interest	$ 18,362	$ 14,936
Fair value of net liabilities assumed on the acquisition of storage facilities *	68	386
* See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $14,057 at June 30, 2008 and $13,041 at June 30, 2007.
See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Reclassification: Certain amounts from the 2007 financial statements have been reclassified as a result of the sale of a storage facility in 2008 that has been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets.  On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2008, we owned and operated 359 self-storage properties in 22 states under the name Uncle Bob's Self Storage ®.  Among our 359 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

As of June 30, 2008, the Company was a 98.1% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT").  The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings.  The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

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

In June 2008, the Operating Partnership made additional investments of $6.1 million in Locke Sovran I, LLC that increased the Operating Partnership's ownership from approximately 70% to 100% in this joint venture.  The accounts of Locke Sovran I, LLC were already being included in the Operating Partnership's financial statements as it has been a majority controlled joint venture since 2006.

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

For the three months ended June 30, 2008 and 2007, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $90,000 and $78,000, respectively, related to stock options under Statement 123(R) and $344,000 and $309,000, respectively, related to amortization of non-vested stock grants.  For the six months ended June 30, 2008 and 2007, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $137,000 and $102,000, respectively, related to stock options under Statement 123(R) and $705,000 and $573,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2008 and 2007, employees exercised 200 and 2,600 stock options respectively, and 1,564 and 1,664 shares of non-vested stock, respectively, vested.  During the six months ended June 30, 2008 and 2007, employees exercised 1,200 and 12,100 stock options respectively, and 24,680 and 20,215 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2008.
(dollars in thousands)
Cost:
Beginning balance	$ 1,322,708
Property acquisitions	14,013
Additional investment in consolidated joint venture	2,473
Improvements and equipment additions	25,421
Net reductions in construction in progress	(3,726)
Dispositions	(114)
Ending balance	$ 1,360,775

Accumulated Depreciation:
Beginning balance	$ 183,679
Depreciation expense during the period	16,253
Dispositions	(79)
Ending balance	$ 199,853

The Operating Partnership allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost.  Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values.  The Operating Partnership measures the value of in-place customer leases based on the Operating Partnership's experience with customer turnover.  The Operating Partnership amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the six months ended June 30, 2008, the Operating Partnership acquired two storage facilities for $14.3 million.  Substantially all of the purchase price of these facilities was allocated to land ($2.8 million), building ($11.1 million), equipment ($0.1 million) and in-place customer leases ($0.3 million) and the operating results of the acquired facilities have been included in the Operating Partnership's operations since the respective acquisition dates.

5.	DISCONTINUED OPERATIONS

During the six months ended June 30, 2008, the Operating Partnership sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations.  The amounts in the 2007 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for 2008 and 2007.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Total revenue	$ 233	$ 458
Property operations and maintenance expense	(76)	(102)
Real estate tax expense	(33)	(50)
Depreciation and amortization expense	(46)	(92)
Net realized gain on properties sold	716	-
Total income from discontinued operations	$ 794 ========	$ 214 =======

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Operating Partnership entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Operating Partnership's previous line of credit that was to mature in September 2008, the

Operating Partnership's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The interest rate at June 30, 2008 on the Operating Partnership's available line of credit was approximately 3.9% (5.5% at December 31, 2007).  At June 30, 2008, there was $125 million available on the unsecured line of credit.

The Operating Partnership also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.

7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2008 and December 31, 2007 consist of the following:
(dollars in thousands)	June 30, 2008	December 31, 2007
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $44.0 million, principal and interest paid monthly	$ 29,308	$ 29,084
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.7 million, principal and interest paid monthly	43,133	43,645
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,577	3,643
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,011	1,022
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,110	1,122
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,826	25,719
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,187	6,282
Total mortgages payable	$ 110,152	$ 110,517

The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.  An immaterial premium exists at June 30, 2008, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at June 30, 2008.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.375%	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+1.625%	-	-	-	-	$250,000	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 79,707
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$147,883

Mortgage note - fixed rate 7.80%	$ 275	$ 587	$ 630	$27,816	-	-	$ 29,308	$ 30,501
Mortgage note - fixed rate 7.19%	$ 530	$ 1,128	$ 1,211	$ 1,301	$ 38,963	-	$ 43,133	$ 45,028
Mortgage note - fixed rate 7.25%	$ 67	$ 141	$ 149	$ 3,220	-	-	$ 3,577	$ 3,544
Mortgage note - fixed rate 6.76%	$ 11	$ 23	$ 25	$ 27	$ 29	$ 896	$ 1,011	$ 1,038
Mortgage note - fixed rate 6.35%	$ 12	$ 26	$ 28	$ 30	$ 31	$ 983	$ 1,110	$ 1,120
Mortgage notes - fixed rate 5.55%	-	$ 25,826	-	-	-	-	$ 25,826	$ 26,573
Mortgage notes - fixed rate 7.50%	$ 99	$ 208	$ 222	$ 5,658	-	-	$ 6,187	$ 6,312

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 4,457

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI").  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial in the six months ended June 30, 2008 and 2007.

The Operating Partnership has entered into six interest rate swap agreements as detailed below to effectively convert a total of $270 million of variable-rate debt to fixed-rate debt.
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR

The fixed rate amounts presented in the above table represent the rates paid under the swaps only and do not include the additional interest rate spread related to the outstanding term notes described in Note 6.  The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership.  Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $2.8 million in 2008.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps……..	(4,457)	-	(4,457)	-

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10.	COMMITMENTS AND CONTINGENCIES

The Operating Partnership's current practice is to conduct environmental investigations in connection with property acquisitions.  At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.

11.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes.  Comprehensive income was $17.0 million and $18.6 million for the six months ended June 30, 2008 and 2007, respectively.

12.	INVESTMENT IN JOINT VENTURES

The Operating Partnership has a 20% ownership interest in Sovran HHF Storage Holdings LLC that was formed in June 2008 to acquire self-storage properties that will be managed by the Operating Partnership.  The Operating Partnership's investment at June 30, 2008, included a capital contribution of $100,000.  No properties were acquired by the joint venture as of June 30, 2008.  In July 2008, this joint venture acquired 21 properties for approximately $144 million.  The Operating Partnership's equity contribution to the joint venture for these purchases was approximately $15 million.

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.  The Operating Partnership's investment includes a capital contribution of $49.  The carrying value of the Operating Partnership's investment is a liability of $0.4 million at June 30, 2008 and December 31, 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Operating Partnership does not guarantee the debt of Iskalo Office Holdings, LLC.

13.	EARNINGS PER UNIT

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

(in thousands except per unit data)	Three Months Ended Jun. 30, 2008	Three Months Ended Jun. 30, 2007	Six Months Ended Jun. 30, 2008	Six Months Ended Jun. 30, 2007
Numerator:
Net income available to common unitholders	$ 10,745	$ 7,603	$ 19,872	$ 16,712

Denominator:
Denominator for basic earnings per unit - weighted average units	22,150	20,907	22,110	20,874
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	33	53	25	60
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	22,183	20,960	22,135	20,934

Basic earnings per common unit from continuing operations	$ 0.45	$ 0.36	$ 0.86	$ 0.79
Basic earnings per common unit	$ 0.49	$ 0.36	$ 0.90	$ 0.80
Diluted earnings per common unit from continuing operations	$ 0.45	$ 0.36	$ 0.86	$ 0.79
Diluted earnings per common unit	$ 0.48	$ 0.36	$ 0.90	$ 0.80

14.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.  Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Operating Partnership's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses.  No interest and penalties have been recognized for the six months ended June 30, 2008 and 2007.  As of June 30, 2008, the Operating Partnership had no amounts accrued related to uncertain tax positions.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2008 THROUGH JUNE 30, 2008, COMPARED TO THE PERIOD APRIL 1, 2007 THROUGH JUNE 30, 2007

We recorded rental revenues of $48.4 million for the three months ended June 30, 2008, an increase of $2.1 million or 4.6% when compared to the three months ended June 30, 2007 rental revenues of $46.3 million.  Of the increase in rental revenue, $0.6 million resulted from a 1.3% increase in rental revenues at the 338 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 2.6%, offset by a decrease in occupancy of 220 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $1.5 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 19 stores acquired in the second half of 2007 included for a full quarter of operations.  Other income increased $0.1 million due to merchandise and insurance sales and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $0.7 million, or 4.1%, in the quarter ended June 30, 2008 compared to the same period in 2007.  All of the increase was a result of expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full quarter of operations.  Same store expenses for the period were flat for 2008.  We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $0.4 million or 10.7% from the second quarter of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007.

Depreciation and amortization expense decreased to $8.5 million in the second quarter of 2008 from $10.1 million in same period of 2007, primarily as a result of the reduction in the amortization of in-place customers leases relating to previous year acquisitions as these amounts are amortized over a 12 month period.

Income from operations increased from $16.6 million for the three months ended June 30, 2007 to $19.3 million for the three months ended June 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $8.2 million in 2007 to $9.0 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 19 stores in the second half of 2007.

The decrease in preferred stock dividends from 2007 to 2008 was a result of the conversion of all remaining 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in July 2007.

As described in Note 5 to the financial statements, during the six months ended June 30, 2008, the Operating Partnership sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations.

FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008, COMPARED TO THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2007

We recorded rental revenues of $96.5 million for the six months ended June 30, 2008, an increase of $7.2 million or 8.0% when compared to the six months ended June 30, 2007 rental revenues of $89.3 million.  Of the increase in rental revenue, $1.7 million resulted from a 2.0% increase in rental revenues at the 326 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $5.5 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 31 stores acquired in 2007 included for a full six months of operations.  Other income increased $0.3 million due to merchandise and insurance sales and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $2.5 million, or 7.4%, in the six months ended June 30, 2008 compared to the same period in 2007.  Of this increase, $2.2 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full six months of operations.  $0.4 million of the increase was due to increased maintenance, utilities, and property taxes at the 326 core properties considered same stores.  We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $1.0 million or 13.3% from the first six months of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007.

Depreciation and amortization expense remained relatively flat for the first six months of 2008 as compared to 2007 as a result of increased depreciation on acquisitions offset by a reduction in amortization of in-place customer leases.

Income from operations increased from $33.7 million for the six months ended June 30, 2007 to $37.7 million for the six months ended June 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $15.8 million in 2007 to $17.9 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 31 stores in 2007.

The decrease in preferred stock dividends from 2007 to 2008 was a result of the conversion of all remaining 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in July 2007.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2008	June 30, 2007
Net income	$ 19,872	$ 17,968
Minority interest in income	884	924
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	17,155	17,157
Depreciation and amortization from unconsolidated joint ventures	29	28
Gain on sale of real estate	(716)	-
Preferred unit distributions	-	(1,256)
Funds from operations allocable to minority interest in consolidated joint ventures	(884)	(924)
FFO available to common unitholders	$ 36,340 =======	$ 33,897 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because the Company operates as a REIT.  In order to maintain its REIT status, a substantial portion of our operating cash flow must be used to pay distributions to our unitholders.  We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through June 2011, at which time our revolving line of credit matures.

Cash flows from operating activities were $35.3 million and $40.6 million for the six months ended June 30, 2008, and 2007, respectively.  The decrease was primarily attributable to prepaid insurance premiums and a decrease in accounts payable related to property taxes and interest paid in 2008.

Cash used in investing activities was $36.1 million and $148.9 million for the six months ended June 30, 2008, and 2007 respectively.  The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008.

Cash provided by financing activities was $17.7 million in the first six months of 2008 compared to $67.3 million in the same period of 2007.  The decrease in cash provided by financing activities was due to reduced borrowings for acquisitions in 2008 versus the higher activity in 2007.

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Operating Partnership's previous line of credit that was to mature in September 2008, the Operating Partnership's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2008, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $110.2 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $44.0 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $29.3 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.7 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $43.1 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at June 30, 2008 on this mortgage was $3.6 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at June 30, 2008 on this mortgage was $25.8 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at June 30, 2008 on this mortgage was $6.2 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our 8.375% Series C Preferred Stock upon the holder's election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock.  As a result of the 2007 conversion, $26.6 million recorded in shareholders' equity as 8.375% Series C Convertible Cumulative Preferred Stock was reclassified to additional paid-in capital in July 2007.

During the first six months of 2008, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through June 30, 2008, the Company has reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

During the first six months of 2008, the Company issued 208,000 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  The Company received $6.3 million from the sale of such shares.  The Company expects to issue shares when its share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with draws on the bank term note, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the first six months of 2008, we have used operating cash flow, borrowings pursuant to a bank term note, and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan to acquire two properties in Mississippi comprising 0.2 million square feet from unaffiliated storage operators for approximately $14.3 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.  In conjunction with the joint venture agreement entered in June 2008 (see Note 12 to the financial statements), potential acquisition opportunities over the first nine months of the agreement will be offered to the joint venture.  The Operating Partnership's acquisitions over this period will therefore be limited to facilities that do not fit the joint venture's investment objectives, but do meet ours.  In July 2008, the Operating Partnership's joint venture (Sovran HHF Storage Holdings LLC) acquired 21 properties for approximately $144 million.  The Operating Partnership's equity contribution to the joint venture for these purchases was approximately $15 million, which was financed through draws on the line of credit.

In addition, we are continuing with our program of expanding and enhancing our existing properties.  In 2008, we expect to add as much as 700,000 square feet of climate and/or humidity controlled space, and acquire several parcels of land contiguous to our existing stores.  The projected cost of these revenue enhancing improvements is estimated at approximately $50 million.  During the first six months of 2008 we spent approximately $16.5 million on such revenue enhancing improvements.  Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our properties.  This includes repainting, paving, and remodeling of the office buildings at these facilities.  For the first six months of 2008 we spent approximately $8.9 million on such improvements and we expect to spend approximately $11 million for the remainder of 2008.

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

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of June 30, 2008, 422,527 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At June 30, 2008, we have six outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million……..……	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million………....	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million………..…	9/1/09	6/22/12	4.7100%	1 month LIBOR

The fixed rate amounts presented in the above table represent the rates paid under the swaps only and do not include the additional interest rate spread related to the outstanding term notes described in Note 6 of our financial statements.

Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $270 million of our debt through the interest rate swap termination dates.

At June 30, 2008, all of our unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at June 30, 2008, a 1% increase in interest rates would have no effect on our interest expense annually.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2008.  There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2008.

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

August 8, 2008	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. Its: General Partner By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer