Form 10-K
period 2008-12-31
SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2009-02-27
CIK 1060224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of February 15, 2009, 22,460,606 Units of Limited Partnership Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2009 (Part III).

Part I
          When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21E of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Operating Partnership’s ability to evaluate, finance and integrate acquired businesses into the Operating Partnership’s existing business and operations; the Operating Partnership’s ability to effectively compete in the industry in which it does business; the Operating Partnership’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Operating Partnership’s outstanding floating rate debt; the Operating Partnership’s reliance on its call center; the Operating Partnership’s cash flow may be insufficient to meet required payments of principal, interest and distributions; and tax law changes that may change the taxability of future income.
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
          At December 31, 2008, the Company is a 98.1% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.” The Board of Directors of Holdings, the members of which are the same as the members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company’s limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
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

          At February 15, 2009, we held ownership interests in and managed 385 Properties consisting of approximately 25.0 million net rentable square feet, situated in 24 states. Among our 385 self-storage facilities are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for a joint venture of which we are a 20% owner. We refer to the self-storage properties in which we have an ownership interest and are managed by us as “Properties.” We began operations on June 26, 1995. We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
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
Industry Overview
          We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities are usually fenced and well lighted with gates that are either manually operated or automated and have a full-time manager. Our customers rent space on a month-to-month basis and have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer’s lock, and the customer has sole control of access to the unit.
          According to the 2009 Self-Storage Almanac, of the approximately 47,500 facilities in the United States, less than 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
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
Marketing and Sales:
          Responding to the increased customer demand for services, we have implemented several programs expected to increase profitability. These programs include:
-	A Customer Care Center (call center) that services new and existing customers’ inquiries and facilitates the capture of sales leads that were previously lost;

-	Internet marketing, which provides customers information about all of our stores via numerous portals and e-mail;

-	A rate management system, that matches product availability with market demand for each type of storage unit at each store, and determines appropriate pricing. The Operating Partnership credits this program in achieving higher yields and controlling discounting;

-	Dri-guard, that provides humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

-	Uncle Bob’s trucks, that provide customers with convenient, affordable access to vehicles to help move-in their goods, and which also serve as moving billboards to help advertise our storage facilities.
Ancillary Income:
          Our stores are essentially retail operations and we have in excess of 160,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also make available renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Operating Partnership.
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
Insurance
          Each of the Properties is covered by fire and property insurance (including comprehensive liability), and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Operating Partnership-owned Properties in an amount that we believe to be adequate.

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
Investment Policy
          While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with the Company’s qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire self-storage properties via a joint-venture partnership or similar entity. We may or may not elect to have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.
          Subject to the percentage of ownership limitations and gross income tests necessary for the Company’s REIT qualification, we also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.
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
          During 2008 we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. No storage facilities were sold in 2007 or 2006.
Distribution Policy
          We intend to pay regular quarterly distributions to our unitholders. However, future distributions by us will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. In order to maintain the Company’s qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of the Company’s REIT taxable income (which does not include capital gains). Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet this requirement.

Borrowing Policy
          Our Board of Directors currently limits the amount of debt that may be incurred by us to less than 50% of the sum of the market value of the Company’s issued and outstanding Common and Preferred Stock plus our debt. We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.
          On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%. The proceeds from this term note were used to repay the Operating Partnership’s previous line of credit that was to mature in September 2008, the Operating Partnership’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee. At December 31, 2008, there was $111 million available on the unsecured line of credit.
          We also maintain an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.
          To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the expanded line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company’s distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements filed herewith.
Employees
          We currently employ a total of 1,069 employees, including 385 property managers, 23 area managers, and 531 assistant managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 127 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
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
We May Incur Problems with Our Real Estate Financing
          Unsecured Credit Facility. We have a line of credit with a syndicate of financial institutions. This unsecured credit facility is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our unitholders, except in limited circumstances. If there is an event of default, our lenders may seek to exercise their rights under the unsecured credit facility, which could have a material adverse effect on us and our ability to make expected distributions to unitholders and distributions required by the real estate investment trust provisions of the Internal Revenue Code of 1986.
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
•	Decreases in demand for rental spaces in a particular locale;

•	Changes in supply of similar or competing self-storage facilities in an area;

•	Changes in market rental rates; and

•	Inability to collect rents from customers.
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
•	Changes in national economic conditions;

•	Changes in general or local economic conditions and neighborhood characteristics;

•	Competition from other self-storage facilities;

•	Changes in interest rates and in the availability, cost and terms of financing;

•	The impact of present or future environmental legislation and compliance with environmental laws;

•	The ongoing need for capital improvements, particularly in older facilities;

•	Changes in real estate tax rates and other operating expenses;

•	Adverse changes in governmental rules and fiscal policies;

•	Uninsured losses resulting from casualties associated with civil unrest, acts of God, including natural disasters, and acts of war;

•	Adverse changes in zoning laws; and

•	Other factors that are beyond our control.
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
     These ownership limits may:
•	Have the effect of precluding an acquisition of control of Sovran by a third party without consent of our Board of Directors even if the change in control would be in the interest of shareholders; and

•	Limit the opportunity for shareholders to receive a premium for shares of the Company’s common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of its stock or to otherwise effect a change in control of Sovran.
          Our Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize the Company’s status as a REIT under the Code or in the event it determines that it is no longer in the Company’s best interests to be a REIT. Waivers have been granted to the former holders of the Company’s Series C preferred stock, FMR Corporation and Cohen & Steers, Inc. A transfer of its common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.
          Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of the Company’s outstanding common stock might receive a premium for their shares of the Company’s common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Waivers and exemptions have been granted to the initial purchasers of our former Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.
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
          In addition, a REIT is limited with respect to the services it can provide for its tenants. The Company has provided certain conveniences for its tenants, including property insurance underwritten by a third party insurance company that pays it commissions. We believe the insurance provided by the insurance company would not constitute a prohibited service to the Company’s tenants. No assurances can be given, however, that the IRS will not challenge our position. If the IRS successfully challenged our position, the Company’s qualification as a REIT could be adversely affected.
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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida.
          As of December 31, 2008, 147 of our 385 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2008, these facilities accounted for approximately 40.9% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states continue to deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          At December 31, 2008, we held ownership interests in and managed a total of 385 Properties situated in twenty-four states. Among the 385 self-storage facilities are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for a joint venture of which we are a 20% owner.
          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 21,000 to 187,000 net rentable square feet, with an average of approximately 65,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
          All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          The following table provides certain information regarding the Properties in which we have an ownership interest and manage as of December 31, 2008:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2008	Feet	Spaces	Revenue
Alabama	22	1,602,986	11,885	5.1%
Arizona	9	506,034	4,474	2.4%
Connecticut	5	304,859	2,866	2.1%
Colorado	4	276,827	2,376	0.5%
Florida	57	3,652,019	33,327	15.6%
Georgia	27	1,717,646	13,937	6.3%
Kentucky	2	145,708	1,322	0.3%
Louisiana	14	867,593	7,744	3.7%
Maine	2	114,145	1,004	0.5%
Maryland	4	173,181	2,040	0.9%
Massachusetts	14	790,282	7,178	3.8%
Michigan	6	348,843	3,010	1.2%
Mississippi	12	925,621	7,079	3.5%
Missouri	7	436,069	3,786	2.1%
New Hampshire	4	260,503	2,330	1.0%
New York	28	1,598,164	14,501	8.6%
North Carolina	15	796,123	6,959	3.2%
Ohio	23	1,576,639	12,900	4.4%
Pennsylvania	6	365,520	2,919	1.4%
Rhode Island	4	167,901	1,567	0.9%
South Carolina	8	445,528	3,770	1.8%
Tennessee	4	295,122	2,430	1.0%
Texas	90	6,571,320	53,847	25.3%
Virginia	18	1,065,013	9,896	4.4%

Total	385	25,003,646	213,147	100.0%

          At December 31, 2008, the Properties had an average occupancy of 80.5% and an annualized rent per occupied square foot of $10.54.
Item 3. Legal Proceedings
          In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any matters currently pending against the Operating Partnership will have a material adverse impact on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          There is no established public trading market for Units. As of February, 2008, there were 11 holders of record of Units.
          The following table sets forth the quarterly distributions per Unit paid by the Operating Partnership to holders of its Units with respect to each such period.
History of Distributions Declared on Units

1st Quarter, 2007	$0.620 per unit
2nd Quarter, 2007	$0.620 per unit
3rd Quarter, 2007	$0.630 per unit
4th Quarter, 2007	$0.630 per unit

1st Quarter, 2008	$0.630 per unit
2nd Quarter, 2008	$0.630 per unit
3rd Quarter, 2008	$0.640 per unit
4th Quarter, 2008	$0.640 per unit
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

EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth certain information as of December 31, 2008, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	274,163	$45.72	1,096,464
1995 Award and Option Plan	50,525	$26.74	0
1995 Outside Directors’ Stock Option Plan	36,000	$45.74	0
Deferred Compensation Plan for Directors (1)	33,512	N/A	35,347
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Item 6. Selected Financial Data
          The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2008	2007	2006	2005	2004
Operating Data
Operating revenues	$203,003	$192,857	$165,369	$137,373	$122,381
Income from continuing operations	37,326	39,563	37,068	35,357	31,275
Income from discontinued operations (1)	794	434	447	472	1,772
Net income	38,120	39,997	37,515	35,829	33,047
Income from continuing operations per common unit — diluted	1.68	1.79	1.87	1.82	1.44
Net income per common unit — basic	1.72	1.81	1.90	1.87	1.56
Net income per common unit — diluted	1.72	1.81	1.90	1.85	1.55
Distributions declared per common unit	2.54	2.50	2.47	2.44	2.42

Balance Sheet Data
Investment in storage facilities at cost	$1,389,201	$1,322,708	$1,136,052	$886,191	$804,106
Total assets	1,212,626	1,164,588	1,053,159	784,319	719,514
Total debt	623,261	566,517	462,027	339,144	289,075
Total liabilities	692,479	610,757	495,301	364,980	315,049
Limited Partners’ capital interest	15,118	16,951	24,575	22,512	20,829
Partners’ capital	491,947	520,097	516,500	382,705	368,629

Other Data
Net cash provided by operating activities	$77,132	$85,175	$64,656	$60,724	$54,803
Net cash used in investing activities	(82,711)	(190,267)	(176,567)	(79,156)	(71,034)
Net cash provided by (used in) financing activities	6,055	61,372	154,730	20,238	(765)

(1)	In 2008 we sold one store and in 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
Disclosure Regarding Forward-Looking Statements
          When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21E of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and distributions; and tax law changes that may change the taxability of future income.
Business and Overview
          We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage”®.
Operating Strategy
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
-	Revenues continue to improve as a result of drivers implemented by us, including:
-	Our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,

-	The Uncle Bob’s truck move-in program, under which, at present, 259 of our stores offer a free Uncle Bob’s truck to assist our customers in moving into their spaces, and

-	An increase in internet marketing and sales.
-	In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past five years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did five years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.

-	Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

B.	Acquiring additional stores:
-	In conjunction with the joint venture agreement entered in late May 2008, potential acquisition opportunities over the first nine months of the agreement will be offered to the joint venture. The Operating Partnership’s acquisitions over this period will therefore be limited to facilities that do not fit the joint venture’s investment objectives, but do meet ours.

-	Our objective is to acquire new stores one or two at a time in markets we currently operate in. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

-	We may also enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
C.	Expanding our management business:
-	We see our management business as a source of future acquisitions. We may develop additional joint ventures in which we are minority owners and managers of the self-storage facilities acquired by these joint ventures. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.
D.	Expanding and enhancing our existing stores:
-	Over the past four years, we have undertaken an announced program of expanding and enhancing our properties. Primarily, we have worked to add premium storage (i.e., air-conditioned and/or humidity controlled) space to our portfolio. In 2007, we expended approximately $25 million to add some 444,000 square feet of such space to our properties; in 2008, we spent approximately $26 million to add 403,000 square feet and to convert 95,000 square feet to premium storage. The program entailed construction of new buildings, acquisition of parcels of land contiguous to stores deemed suitable for expansion, and demolition of certain structures to make room for more optimally configured spaces. In 2009, we expect to curtail our expansion program with new expenditures of approximately $15 million on projects that began in 2008.
Supply and Demand
          We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The current turmoil in the credit markets has resulted in a decrease in new supply on a national basis. With the decrease of debt and equity capital brought about by the credit market tightening in the past year, we have seen capitalization rates on acquisitions (expected annual return on investment) increase to approximately 7.5% and expect continued increases in 2009. From 2003 to 2007 the historically low interest rates available to developers resulted in increased supply on a national basis. We experienced some of this excess supply in certain markets in Texas and Florida from 2003 to 2007, but because of the demand model, we did not see a widespread effect on our stores in those years. In 2008, the Florida market was negatively effected by the current economic downturn and we expect many markets will be effected in 2009 as consumers continue to pull back spending.
Operating Trends
          In 2008 and 2007, our industry experienced some softness in demand. This was due to the economic slowdown that began in late 2007, and in part to regional issues, such as the reduction of hurricane driven demand in Florida and the Gulf Coast states, and to an overall slowdown in the housing sector. We believe the housing slowdown has impacted our industry in two ways: 1.) a reduction in lease-up activity resulting from fewer residential real estate transactions (both buyers and sellers of residences use our product in times of transition) and 2.) a contraction of housing construction activity which has reduced the number of people working in the construction trades (trades people are a measurable part of our usual tenant base.)
          While we enjoyed same store revenue growth of approximately 3% to 5% in each of the prior five years, we were only able to achieve 0.5% same store revenue growth in 2008, primarily because of the aforementioned issues. We expect conditions in most of our markets to remain challenging and are forecasting -1% to -2% revenue growth on a same store basis in 2009.
          Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). While we do not foresee further expansion of our cost base, we do expect the trend of increasing expenses to continue at a pace commensurate with CPI growth. Because almost all of our costs are fixed, should revenue growth fall significantly, operating margins will be reduced.
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
          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2008 and 2007, no assets had been determined to be impaired under this policy.
          Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations.
          Qualification as a REIT: The Company operates, and intends to continue to operate, as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to the Company’s shareholders. If the Company fails to qualify as a REIT, any requirement to pay federal income taxes could have a material adverse impact on our financial conditions and results of operations.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO
YEAR ENDED DECEMBER 31, 2007
          We recorded rental revenues of $195.2 million for the year ended December 31, 2008, an increase of $8.6 million or 4.6% when compared to 2007 rental revenues of $186.6 million. Of the increase in rental revenue, $1.2 million resulted from a 0.7% increase in rental revenues at the 326 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 1.9%, offset by a decrease in square foot occupancy of 150 basis points, which we believe resulted from general economic conditions, in particular the housing sector. The remaining $7.4 million increase in rental revenues resulted from the acquisition of three stores during 2008 and from having the 31 stores acquired in 2007 included for a full year of operations. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2008 primarily as a result of $1.1 million of management and acquisition fees generated from our unconsolidated joint venture, Sovran HHF Storage Holdings LLC.
          Property operating and real estate tax expense increased $5.1 million, or 7.3%, in 2008 compared to 2007. Of this increase, $2.7 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full year of operations. $2.4 million of the increase was due to increased payroll, property taxes, utilities, and maintenance expenses at the 326 core properties considered same stores. We expect same-store operating costs to increase only moderately in 2009 with increases primarily attributable to utilities and property taxes.
          General and administrative expenses increased $2.0 million or 13.4% from 2007 to 2008. The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007, and from managing the 25 properties acquired by our joint venture in 2008.
          Depreciation and amortization expense increased to $34.4 million in 2008 from $33.9 million in 2007, primarily as a result of additional depreciation taken on real estate assets acquired in 2008, and a full year of depreciation on 2007 acquisitions, offset by a decrease in amortization of in-place customers leases relating to these acquisitions.
          Interest expense increased from $33.9 million in 2007 to $38.1 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase three stores in 2008, as well as an increase in interest rates as a result of our debt refinancing in June 2008.
          As described in Note 5 to the financial statements, in 2008, the Operating Partnership sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The 2007 operations of this facility are reported as discontinued operations.
          The decrease in preferred unit distributions from 2007 to 2008 was a result of the conversion of all remaining 1,200,000 shares of the Company’s Series C Preferred Stock into 920,244 shares of common stock in July 2007.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO
YEAR ENDED DECEMBER 31, 2006
          We recorded rental revenues of $186.6 million for the year ended December 31, 2007, an increase of $26.6 million or 16.6% when compared to 2006 rental revenues of $160.0 million. Of the increase in rental revenue, $4.8 million resulted from a 3.2% increase in rental revenues at the 284 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2006). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 4.4%, offset by a decrease in square foot occupancy of 175 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the hurricanes. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our results for the year ended December 31, 2007 was $1.7 million higher than that included in 2006 as a result of the consolidation in April 2006. The remaining $20.1 million increase in rental revenues resulted from the acquisition of 31 stores during 2007 and from having the 42 stores acquired in 2006 included for a full year of operations. Other income increased $0.9 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.
          Property operating and real estate tax expense increased $10.7 million, or 18.1%, in 2007 compared to 2006. Of this increase, $8.2 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full year of operations. $1.9 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 284 core properties considered same stores. The property operating and real estate tax expense related to Locke Sovran I that was included in our results for the year ended December 31, 2007, was $0.6 million higher than that included in 2006 as a result of the consolidation in April 2006.
          General and administrative expenses increased $1.1 million or 8.1% from 2006 to 2007. The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006.
          Depreciation and amortization expense increased to $33.9 million in 2007 from $25.2 million in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007, a full year of depreciation on 2006 acquisitions, and the amortization of in-place customers leases relating to these acquisitions.
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
          The decrease in preferred unit distributions from 2006 to 2007 was a result of the conversion of all remaining 1,200,000 shares of the Company’s Series C Preferred Stock into 920,244 shares of common stock in July 2007.
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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Net income	$38,120	$39,997	$37,515	$35,829	$33,047
Minority interest in income	1,563	1,848	1,529	490	499
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	34,421	33,851	25,121	21,040	19,002
Depreciation of real estate included in discontinued operations	46	185	184	182	263
Depreciation and amortization from unconsolidated joint ventures	333	59	168	484	473
Casualty gain	—	(114)	—	—	—
Gain on sale of real estate	(716)	—	—	—	(1,137)
Preferred unit distributions	—	(1,256)	(2,512)	(4,123)	(7,168)
Redemption amount in excess of carrying value of Series B Preferred Stock	—	—	—	—	(1,415)
Funds from operations allocable to minority interest in Locke Sovran I and Locke Sovran II	(1,564)	(1,848)	(1,785)	(1,499)	(1,475)

Funds from operations available to common unitholders	$72,203	$72,722	$60,220	$52,403	$42,089
LIQUIDITY AND CAPITAL RESOURCES
          Our ability to retain cash flow is limited because the Company operates as a REIT. In order to maintain its REIT status, a substantial portion of our operating cash flow must be used to pay distributions to our unitholders. We believe that our internally generated net cash provided by operating activities and our availability on our line of credit will continue to be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through June 2011, at which time our revolving line of credit matures.
          Cash flows from operating activities were $77.1 million, $85.2 million and $64.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in operating cash flows from 2007 to 2008 was primarily due to a decrease in net income and accounts payable remaining consistent from year to year. The increase in operating cash from 2006 to 2007 was primarily attributable to increased net income, increased non-cash charges for depreciation and amortization, an increase in accounts payable related to property taxes, and a decrease in prepaid insurance.
          Cash used in investing activities was $82.7 million, $190.3 million, and $176.6 million for the years ended December 31, 2008, 2007, and 2006 respectively. The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008 as many of the properties acquired were acquired through a joint venture of which we are a 20% owner. The increase from 2006 to 2007 was due to increased acquisition activity, an increase in improvements to existing facilities, and additional investment in our consolidated joint ventures.
          Cash provided by financing activities was $6.0 million in 2008 compared to $61.4 million in 2007 and $154.7 million in 2006, respectively. Our reduced acquisition activity in 2008 was the driver behind the decrease in cash provided from financing activities from 2007 to 2008. The decrease in cash provided from financing activities from 2006 to 2007 was a result of the proceeds received from our common stock offering in December of 2006 noted below.
          On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%. The proceeds from this term note were used to repay the Operating Partnership’s previous line of credit that was to mature in September 2008, the Operating

Partnership’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee. The revolving line of credit maturity can be extended at our option until June 2012. At December 31, 2008, there was $111 million available on the unsecured line of credit.
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
          Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on distribution payouts. As of December 31, 2008, we were in compliance with all covenants.
          In addition to the unsecured financing mentioned above, our consolidated financial statements also include $109.3 million of mortgages payable as detailed below:
* 7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.8 million, principal and interest paid monthly. The outstanding balance at December 31, 2008 on this mortgage was $29.0 million.
* 7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $81.2 million, principal and interest paid monthly. The outstanding balance at December 31, 2008 on this mortgage was $42.6 million.
* 7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2008 on this mortgage was $3.5 million.
* 6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly. The outstanding balance at December 31, 2008 on this mortgage was $1.0 million.
* 6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly. The outstanding balance at December 31, 2008 on this mortgage was $1.1 million.
* 5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.9 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at December 31, 2008 on this mortgage was $25.9 million.
* 7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.3 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2008 on this mortgage was $6.1 million.
          The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

          On July 7, 2007, the Company issued 920,244 shares of its common stock to the holder of its 8.375% Series C Preferred Stock upon the holder’s election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock.
          During 2008, the Company issued approximately 285,000 shares via its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We received $10.7 million from the sale of such shares. We expect to issue shares when the Company’s share price and capital needs warrant such issuance.
          During 2008 and 2007, the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2008, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.
          Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, sale of properties and private placement solicitation of joint venture equity. Current capital market conditions may prevent us from accessing other traditional sources of capital including the issuance of common and preferred stock and the issuance of unsecured term notes. Should these capital market conditions persist, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach June 2011, when our line of credit matures.
CONTRACTUAL OBLIGATIONS
          The following table summarizes our future contractual obligations:

Contractual	Payments due by period
obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
Line of credit	$ 14.0 million	—	$ 14.0 million	—	—
Term notes	$500.0 million	—	—	$350.0 million	$150.0 million
Mortgages payable	$109.3 million	$28.0 million	$ 40.3 million	$ 40.0 million	$ 1.0 million
Interest payments	$136.2 million	$28.8 million	$ 53.3 million	$ 32.6 million	$ 21.5 million
Land lease	$ 1.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.8 million
Building leases	$ 3.9 million	$ 0.6 million	$ 0.3 million	$ 0.1 million	$ 2.9 million

Total	$764.5 million	$57.5 million	$108.0 million	$422.8 million	$176.2 million
          Interest payments includes actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2008 rates.
ACQUISITION OF PROPERTIES
          During 2008, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the bank term note, and proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan to acquire three Properties in Mississippi and Ohio comprising 0.2 million square feet from unaffiliated storage operators. During 2007, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the bank term note, proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan, and proceeds from the Company’s December 2006 common stock offering to acquire 31 Properties in Alabama, Florida, Mississippi, New York, and Texas comprising 2.3 million square feet from unaffiliated storage operators. During 2006, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the $150 million 10 year term note, and proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan to acquire 42 Properties in Alabama, Georgia, Florida, Louisiana, Missouri, New Hampshire, New York, Tennessee, and Texas comprising 2.6 million square feet from unaffiliated storage operators.

FUTURE ACQUISITION AND DEVELOPMENT PLANS
          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets. In conjunction with the joint venture agreement entered in May 2008 (see Note 13 to the financial statements), potential acquisition opportunities over the first nine months of the agreement will be offered to the joint venture. The Operating Partnership’s acquisitions over this period will therefore be limited to facilities that do not fit the joint venture’s investment objectives, but do meet ours. In 2008, the Operating Partnership’s joint venture (Sovran HHF Storage Holdings LLC) acquired 25 properties for approximately $171.5 million. The Operating Partnership’s equity contribution to the joint venture for these purchases was approximately $18.6 million, which was financed through draws on our line of credit.
          In 2008 we continued our program of expanding and enhancing our existing properties. During 2008 we spent approximately $25.6 million on such revenue enhancing improvements. In 2009 we expect to curtail our expansion of current properties with total new expenditures less than $15 million on projects started in 2008. Funding of the expansions are expected to be provided primarily from borrowings under our line of credit and issuance of common shares through the Company’s Dividend Reinvestment and Stock Purchase Plan.
DISPOSITION OF PROPERTIES
          During 2008, we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. In 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005 through 2007.
          We may seek to sell additional Properties to joint venture programs or third parties in 2009.
OFF-BALANCE SHEET ARRANGEMENTS
          The Operating Partnership has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Operating Partnership. The carrying value of the Operating Partnership’s investment at December 31, 2008 was $20.1 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. The Operating Partnership contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions.
          As manager of Sovran HHF, the Operating Partnership earns a management and call center fee of 7% of gross revenues which totaled $0.5 million for 2008. The Operating Partnership also received an acquisition fee of 0.5% of purchase price for securing purchases for the joint venture. During 2008, the Operating Partnership recorded $0.6 million in acquisition fees. The Operating Partnership’s share of Sovran HHF’s income for 2008 was $0.1 million. At December 31, 2008, Sovran HHF owed the Operating Partnership $0.3 million for payments made by the Operating Partnership on behalf of the joint venture for normal operating expenses of the joint venture.
          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership’s headquarters and other tenants. The Operating Partnership’s investment includes a capital contribution of $49. The carrying value of the Operating Partnership’s investment is a liability of $0.5 million at December 31, 2008 and $0.4 million at December 31, 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2008, 2007 and 2006, the Operating Partnership’s share of Iskalo Office Holdings, LLC’s (loss) income was ($6,000), $80,000, and $80,000, respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $600,000, $561,000 and $583,000 in 2008, 2007, and 2006, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010.
          In April 2006, the Operating Partnership made an additional investment of $2.8 million in a former off-balance sheet arrangement known as Locke Sovran I, LLC that increased the Operating Partnership’s ownership to over 70%. As a result of this transaction the Operating Partnership has consolidated the results of operations of

Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest. In June 2008, the Operating Partnership made an additional investment of $6.1 million in Locke Sovran I, LLC that increased the Operating Partnership’s ownership from approximately 70% to 100%. Locke Sovran I, LLC, owns 11 self-storage facilities throughout the United States.
          A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2008 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$170,176	$—
Investment in office building	—	5,507
Other assets	3,912	568

Total Assets	$174,088	$6,075

Due to the Operating Partnership	$336	$—
Mortgages payable	79,937	7,169
Other liabilities	1,942	168

Total Liabilities	82,215	7,337

Unaffiliated partners’ equity (deficiency)	73,499	(718)
Operating Partnership equity (deficiency)	18,374	(544)

Total Liabilities and Partners’ Equity (deficiency)	$174,088	$6,075

Income Statement Data:
Total revenues	$6,652	$1,127
Total expenses	6,301	1,139

Net income (loss)	$351	$(12)

          We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties by Sovran HHF. We do not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF and Iskalo Office Holdings, LLC for the three years ended December 31, 2008, and with Locke Sovran I, LLC for the three months ended March 31, 2006 (the date prior to which it began to be included in our consolidated results of operations) are as follows:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Statement of Operations
Other income (management fees and acquisition fee income)	$1,135	$—	$85
General and administrative expenses (corporate office rent)	600	561	583
Equity in income of joint ventures	104	119	172
Distributions from unconsolidated joint ventures	345	98	123

Investing activities
Investment in joint ventures	(20,287)	—	—
(Advances to) reimbursement of advances to joint ventures	(336)	—	17

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND
IMPACT ON THE OPERATING PARTNERSHIP
          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2009 may be applied toward the Company’s 2008 distribution requirement. The Company’s source of funds for such distributions is solely and directly from the Operating Partnership.
          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2008, the Company’s percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.
INTEREST RATE RISK
          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. At December 31, 2008, we have seven outstanding interest rate swap agreements as summarized below:

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
          Through June 2012, $500 million of our $514 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $514 million at December 31, 2008, a 100 basis point increase in interest rates would increase our interest expense $0.1 million annually.
          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2008. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	Expected Maturity Date Including Discount							Fair
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375	—	—	$14,000	—	—	—	$14,000	$14,000

Notes Payable:
Term note — variable rate LIBOR+1.625%	—	—	—	$250,000	—	—	$250,000	$250,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	$20,000	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	$80,000	—	$80,000	$78,865
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,899

Mortgage note — fixed rate 7.80%	$587	$630	$27,816	—	—	—	$29,033	$30,031
Mortgage note — fixed rate 7.19%	$1,128	$1,211	$1,301	$38,963	—	—	$42,603	$44,205
Mortgage note — fixed rate 7.25%	$141	$149	$3,220	—	—	—	$3,510	$3,478
Mortgage note — fixed rate 6.76%	$23	$25	$27	$29	$896	—	$1,000	$1,018
Mortgage note — fixed rate 6.35%	$26	$28	$30	$31	$34	$949	$1,098	$1,100
Mortgage notes — fixed rate 5.55%	$25,930	—	—	—	—	—	$25,930	$26,422
Mortgage notes — fixed rate 7.50%	$208	$222	$5,657	—	—	—	$6,087	$6,188

Interest rate derivatives — liability	—	—	—	—	—	—	—	$25,490
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
RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Operating Partnership is January 1, 2008 for all financial instruments — see Note 10 to our Consolidated Financial Statements. However, the FASB has delayed the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Operating Partnership is evaluating the impact of adopting SFAS 157 on its consolidated financial statements for nonfinancial assets and nonfinancial liabilities.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Operating Partnership is

January 1, 2008. The adoption of SFAS 159 did not impact the Operating Partnership’s consolidated financial statements.
          In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009 for the Operating Partnership. The Operating Partnership is evaluating the impact of SFAS 160 on its consolidated financial statements.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Operating Partnership as of January 1, 2009. The Operating Partnership is currently assessing the impact of SFAS No. 161 on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Partners of Sovran Acquisition Limited Partnership
          We have audited the accompanying consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Acquisition Limited Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Acquisition Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 25, 2009

SOVRAN ACQUISITION LIMTED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2008	2007
Assets
Investment in storage facilities:
Land	$240,525	$236,349
Building, equipment, and construction in progress	1,148,676	1,086,359

	1,389,201	1,322,708
Less: accumulated depreciation	(216,644)	(183,679)

Investment in storage facilities, net	1,172,557	1,139,029
Cash and cash equivalents	4,486	4,010
Accounts receivable	2,971	2,794
Receivable from related parties	14	27
Receivable from unconsolidated joint venture	336	—
Investment in unconsolidated joint venture	20,111	—
Prepaid expenses	4,691	4,771
Other assets	7,460	7,574
Net assets of discontinued operations	—	6,383

Total Assets	$1,212,626	$1,164,588

Liabilities
Line of credit	$14,000	$100,000
Term notes	500,000	356,000
Accounts payable and accrued liabilities	23,710	23,486
Deferred revenue	5,659	5,602
Fair value of interest rate swap agreements	25,490	1,230
Accrued distributions	14,359	13,922
Mortgages payable	109,261	110,517

Total Liabilities	692,479	610,757

Minority interest — consolidated joint venture	13,082	16,783

Limited partners’ capital interest (419,952 units in 2008 and 422,727 units in 2007)	15,118	16,951

Partners’ Capital
General partner (219,567 units outstanding in 2008 and 2007)	3,650	3,823
Limited partner (21,796,781 and 21,457,019 units outstanding in 2008 and 2007, respectively)	513,459	517,642
Accumulated other comprehensive income	(25,162)	(1,368)

Total Partners’ Capital	491,947	520,097

Total Liabilities and Partners’ Capital	$1,212,626	$1,164,588

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2008	2007	2006
Revenues
Rental income	$195,220	$186,581	$160,011
Other operating income	7,783	6,276	5,358

Total operating revenues	203,003	192,857	165,369

Expenses
Property operations and maintenance	55,739	52,317	43,833
Real estate taxes	19,004	17,370	15,166
General and administrative	17,279	15,234	14,095
Depreciation and amortization	34,421	33,851	25,163

Total operating expenses	126,443	118,772	98,257

Income from operations	76,560	74,085	67,112

Other income (expenses)
Interest expense	(38,097)	(33,861)	(29,494)
Interest income	322	954	807
Casualty gain	—	114	—
Minority interest — consolidated joint ventures	(1,563)	(1,848)	(1,529)
Equity in income of joint ventures	104	119	172

Income from continuing operations	37,326	39,563	37,068
Income from discontinued operations (including gain on disposal of $716 in 2008)	794	434	447

Net income	38,120	39,997	37,515
Preferred unit distributions	—	(1,256)	(2,512)

Net income available to common unitholders	$38,120	$38,741	$35,003

Earnings per common unit — basic
Continuing operations	$1.68	$1.79	$1.87
Discontinued operations	0.04	0.02	0.03

Earning per unit — basic	$1.72	$1.81	$1.90

Earnings per common unit — diluted
Continuing operations	$1.68	$1.79	$1.87
Discontinued operations	0.04	0.02	0.03

Earning per unit — diluted	$1.72	$1.81	$1.90

Distributions declared per common unit	$2.54	$2.50	$2.47
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

				Accumulated
	Sovran	Sovran Self		Other	Total
	Holdings, Inc.	Storage Inc.	Preferred C	Comprehensive	Partners’	Limited Partners’
(Dollars in thousands)	General Partner	Limited Partner	Partners	Income (loss)	Capital	Capital Interest
Balance January 1, 2006	$4,072	$347,179	$30,000	$1,454	$382,705	$22,512

Proceeds from issuance of Partnership Units	—	147,278	—	—	147,278	170
Redemption of Partnership Units	—	(1,830)	—	—	(1,830)	(958)
Exercise of stock options	—	1,142	—	—	1,142	—
Earned portion of non-vested stock	—	876	—	—	876	—
Stock option expense	—	119	—	—	119	—
Deferred compensation	—	181	—	—	181	—
Net income	439	36,171	—	—	36,610	905
Increase in fair value of derivatives	—	—	—	674	674	—

Total comprehensive income	—	—	—	—	37,284	905
Distributions	(573)	(47,651)	—	—	(48,224)	(1,085)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	(33)	(2,998)	—	—	(3,031)	3,031

Balance December 31, 2006	3,905	480,467	30,000	2,128	516,500	24,575

Proceeds from issuance of Partnership Units	—	12,759	—	—	12,759	—
Redemption of Partnership Units	—	(117)	—	—	(117)	(57)
Exercise of stock options	—	425	—	—	425	—
Earned portion of non-vested stock	—	1,224	—	—	1,224	—
Stock option expense	—	183	—	—	183	—
Deferred compensation	—	161	—	—	161	—
Conversion of Series C Units to partnership units	—	30,000	(30,000)	—	—	—
Conversion of partnership units to shares of common stock	—	167	—	—	167	(167)
Net income	409	38,805	—	—	39,214	783
Change in fair value of derivatives	—	—	—	(3,496)	(3,496)	—

Total comprehensive income	—	—	—	—	35,718	783
Distributions	(563)	(53,479)	—	—	(54,042)	(1,064)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	72	7,047	—	—	7,119	(7,119)

Balance December 31, 2007	3,823	517,642	—	(1,368)	520,097	16,951

Proceeds from issuance of Partnership Units	—	10,658	—	—	10,658	—
Redemption of Partnership Units	—	(69)	—	—	(69)	(45)
Exercise of stock options	—	72	—	—	72	—
Earned portion of non-vested stock	—	1,444	—	—	1,444	—
Stock option expense	—	279	—	—	279	—
Deferred compensation	—	112	—	—	112	—
Net income	375	37,024	—	—	37,399	721
Change in fair value of derivatives	—	—	—	(23,794)	(23,794)	—

Total comprehensive income	—	—	—	—	13,605	721
Distributions	(562)	(55,128)	—	—	(55,690)	(1,070)
Adjustment to reflect limited partners’ redeemable capital at balance sheet date	14	1,425	—	—	1,439	(1,439)

Balance December 31, 2008	$3,650	$513,459	$—	$(25,162)	$491,947	$15,118

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Operating Activities
Net income	$38,120	$39,997	$37,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,659	34,999	26,340
Gain on sale	(716)	—	—
Casualty gain	—	(114)	—
Equity in income of joint ventures	(104)	(119)	(172)
Distributions from unconsolidated joint venture	345	98	123
Minority interest	1,563	1,848	1,529
Non-vested stock earned	1,444	1,224	876
Stock option expense	279	183	119
Changes in assets and liabilities:
Accounts receivable	(171)	(599)	(407)
Prepaid expenses	118	822	(2,029)
Accounts payable and other liabilities	619	7,082	1,011
Deferred revenue	(24)	(246)	(249)

Net cash provided by operating activities	77,132	85,175	64,656

Investing Activities
Acquisition of storage facilities	(18,547)	(138,059)	(130,251)
Improvements, equipment additions, and construction in progress	(45,709)	(52,441)	(37,021)
Net proceeds from the sale of storage facility	7,002	—	—
Casualty insurance proceeds received	—	1,692	—
Investment in unconsolidated joint venture	(20,287)	—	—
Additional investment in consolidated joint ventures net of cash acquired	(6,106)	—	(8,181)
(Advances to) reimbursement of advances to joint ventures	(336)	—	17
Reimbursement of (payment of) property deposits	1,259	(1,469)	(1,169)
Receipts from related parties	13	10	38

Net cash used in investing activities	(82,711)	(190,267)	(176,567)

Financing Activities
Net proceeds from sale of common stock	10,842	13,345	148,601
Proceeds from line of credit	14,000	112,000	94,000
Repayment of line of credit and term note	(206,000)	(12,000)	(184,000)
Proceeds from term notes	250,000	6,000	150,000
Financing costs	(3,085)	(316)	(632)
Distributions paid	(57,889)	(55,973)	(49,165)
Redemption of operating partnership units	(114)	(174)	(2,788)
Mortgage principal and capital lease payments	(1,699)	(1,510)	(1,286)

Net cash provided by financing activities	6,055	61,372	154,730

Net increase (decrease) in cash	476	(43,720)	42,819
Cash at beginning of period	4,010	47,730	4,911

Cash at end of period	$4,486	$4,010	$47,730

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$37,970	$32,313	$26,647

Fair value of net liabilities assumed on the acquisition of storage facilities	107	1,580	65,650

Distributions declared but unpaid at December 31, 2008, 2007 and 2006 were $14,359, $13,922, and $12,941, respectively.
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP — DECEMBER 31, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
          Sovran Acquisition Limited Partnership (the “Operating Partnership”) is the entity through which Sovran Self Storage, Inc. (the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns substantially all of its assets. On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering. At December 31, 2008, we had an ownership interest in and managed 385 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 385 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Over 40% of the Operating Partnership’s revenue is derived from stores in the states of Texas and Florida.
          As of December 31, 2008, the Company was a 98.1% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or “UPREIT”). The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings. The Company’s limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Basis of Presentation: Our consolidated financial statements include the accounts of the Operating Partnership, Locke Sovran I, LLC, and Locke Sovran II, LLC, which is a majority owned joint venture. All intercompany transactions and balances have been eliminated. We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.
          In April 2006, the Operating Partnership made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Operating Partnership’s ownership from approximately 45% to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Operating Partnership has consolidated the accounts of Locke Sovran I, LLC in its financial statements. The accounts of Locke Sovran II, LLC were already being included in the Operating Partnership’s financial statements as it has been a majority controlled joint venture since 2001. In June 2008, the Operating Partnership made an additional investment of $6.1 million in Locke Sovran I, LLC that increased the Operating Partnership’s ownership from approximately 70% to 100%.

          Cash and Cash Equivalents: The Operating Partnership considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $3.8 million and $3.2 million, respectively, held in escrow for encumbered properties at December 31, 2008 and 2007.
          Revenue and Expense Recognition: Rental income is recognized when earned pursuant to month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue. Equity in earnings of real estate joint ventures that we have significant influence over is recognized based on our ownership interest in the earnings of these entities.
          Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2008, 2007, and 2006, advertising costs were $1.4 million, $1.4 million, and $1.0 million, respectively. The Operating Partnership accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.
          Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management fees from unconsolidated joint ventures.
          Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, equipment, and in-place customer leases based on the fair value of each component. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2008 and 2007 was $0.4 million. No interest was capitalized during 2006. Repair and maintenance costs are expensed as incurred.
          Whenever events or changes in circumstances indicate that the basis of the Operating Partnership’s property may not be recoverable, the Operating Partnership’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2008 and 2007, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Operating Partnership’s financial position or results of operations.
          Other Assets: Included in other assets are net loan acquisition costs, a note receivable, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $6.8 million and $6.2 million at December 31, 2008, and 2007, respectively. Accumulated amortization on the loan acquisition costs was approximately $2.5 million and $3.8 million at December 31, 2008, and 2007, respectively. Loan acquisition costs are amortized over the terms of the related debt. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. Property deposits were $0.1 million and $1.5 million at December 31, 2008 and 2007, respectively.
          The Operating Partnership allocates a portion of the purchase price of acquisitions to in-place customer leases. The value of in-place customer leases is based on the Operating Partnership’s experience with customer turnover. The Operating Partnership amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At December 31, 2008, the gross carrying amount of in-place customer leases was $5.4 million and the accumulated amortization was $5.2 million
          Amortization expense, including amortization of in-place customer leases, was $1.3 million, $4.8 million and $1.0 million for the periods ended December 31, 2008, 2007 and 2006, respectively.

          Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Operating Partnership accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.
          Minority Interest: The minority interest reflects the outside ownership interest of the joint venture partner’s interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest on the balance sheet. Distributions to these partners reduce these balances. The limited partners’ capital interest reflects the outside ownership interest of the limited partners of the Operating Partnership. At December 31, 2008, Operating Partnership minority interest ownership was 419,952 Units, or 1.9% (at December 31, 2007 422,727 Units, or 1.9%). The redemption value of the Units at December 31, 2008 and 2007 was $15.1 million and $17.0 million, respectively. The Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash.
          Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements. On an aggregate basis, the Operating Partnership’s reported amounts of net assets exceeds the tax basis by approximately $74 million and $72 million at December 31, 2008 and 2007, respectively.
          Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of partners’ capital. Comprehensive income was $13.6 million, $35.7 million and $37.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.
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
          Recent Accounting Pronouncements: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Operating Partnership is January 1, 2008. The adoption of SFAS 159 did not impact the Operating Partnership’s consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. The effective date for the Operating Partnership will be January 1, 2009. The Operating Partnership has not yet determined the impact of SFAS 160 on our consolidated financial statements
          In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS

141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Operating Partnership will be January 1, 2009. The Operating Partnership has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. The effective date for the Operating Partnership will be January 1, 2009. The Operating Partnership is currently assessing the impact of SFAS No. 161 on our consolidated financial statements.
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
          The Operating Partnership recorded compensation expense (included in general and administrative expense) of $279,000, $183,000 and $119,000 related to stock options under Statement 123(R) and $1.4 million, $1.2 million and $876,000 related to amortization of non-vested stock grants for the years ended December 31, 2008, 2007 and 2006, respectively. The Operating Partnership uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2008 follows:

	Weighted Average	Range
Expected life (years)	6.53	4.50 - 7.00
Risk free interest rate	3.78%	2.65 - 3.94%
Expected volatility	22.61%	22.40% - 24.30%
Expected dividend yield	6.1%	6.00% - 7.00%
Fair value	$4.79	$3.21 - $5.10
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

(Amounts in thousands,	Year Ended December 31,
except per unit data)	2008	2007	2006
Numerator:
Net income from continuing operations available to common unitholders	$37,326	$38,307	$34,556

Denominator:	22,184	21,381	18,393
Denominator for basic earnings per unit - weighted average units
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	21	49	70

Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	22,205	21,430	18,463

Basic Earnings per Common Unit from continuing operations	$1.68	$1.79	$1.87
Basic Earnings per Common Unit	$1.72	$1.81	$1.90

Diluted Earnings per Common Unit from continuing operations	$1.68	$1.79	$1.87
Diluted Earnings per Common Unit	$1.72	$1.81	$1.90
4. INVESTMENT IN STORAGE FACILITIES
          The following summarizes activity in storage facilities during the years ended December 31, 2008 and December 31, 2007.

(Dollars in thousands)	2008	2007
Cost:
Beginning balance	$1,322,708	$1,136,052
Acquisition of storage facilities	18,454	136,653
Additional investment in consolidated joint ventures	2,473	—
Improvements and equipment additions	44,998	45,806
Increase in construction in progress	761	6,621
Dispositions	(193)	(2,424)

Ending balance	$1,389,201	$1,322,708

Accumulated Depreciation:
Beginning balance	$183,679	$154,449
Additions during the year	33,100	30,011
Dispositions	(135)	(781)

Ending balance	$216,644	$183,679

          The Operating Partnership allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. During 2008, the Operating Partnership acquired three storage facilities for $18.9 million. Substantially all of the purchase price of these facilities was allocated to land ($3.7 million), building ($14.7 million), equipment ($0.1 million) and in-place customer leases ($0.4 million) and the operating results of the acquired facilities have been included in the Operating Partnership’s operations since the respective acquisition dates. During 2007, the Operating Partnership acquired 31 storage facilities for $141.3 million. Substantially all of the purchase price of these facilities was allocated to land ($27.7 million), building ($110.0 million), equipment ($1.5 million) and in-place customer leases ($2.1 million) and the operating results of the acquired facilities have been included in the Operating Partnership’s operations since the respective acquisition dates.
5. DISCONTINUED OPERATIONS
          In April 2008, the Operating Partnership sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The operations of this facility and the gain on sale are reported as discontinued operations. The amounts in the 2007 and 2006 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Total revenue	$233	$912	$927
Property operations and maintenance expense	(76)	(196)	(202)
Real estate tax expense	(33)	(97)	(94)
Depreciation and amortization expense	(46)	(185)	(184)
Net realized gain on sale of property	716	—	—

Total income from discontinued operations	$794	$434	$447

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

7. UNSECURED LINE OF CREDIT AND TERM NOTES
          On June 25, 2008, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Operating Partnership entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%. The proceeds from this term note were used to repay the Operating Partnership’s previous line of credit that was to mature in September 2008, the Operating Partnership’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee. The interest rate at December 31, 2008 on the Operating Partnership’s available line of credit was approximately 1.8% (5.5% at December 31, 2007). At December 31, 2008, there was $111 million available on the unsecured line of credit.
          The Operating Partnership also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.
8. MORTGAGES PAYABLE AND OTHER DEBT DISCLOSURES
          Mortgages payable at December 31, 2008 and December 31, 2007 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2008	2007
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.8 million, principal and interest paid monthly	$29,033	$29,084
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $81.2 million, principal and interest paid monthly	42,603	43,645
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,510	3,643
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,000	1,022
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,098	1,122
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.9 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,930	25,719
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.3 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,087	6,282

Total mortgages payable	$109,261	$110,517

          The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at December 31, 2008, which will be amortized over the remaining term of the mortgages based on the effective interest method.
          The table below summarizes the Operating Partnership’s debt obligations and interest rate derivatives at December 31, 2008. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

	Expected Maturity Date Including Discount							Fair
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.84% at December 31, 2008)	—	—	$14,000	—	—	—	$14,000	$14,000

Notes Payable:
Term note — variable rate LIBOR+1.625% (2.09% at December 31, 2008)	—	—	—	$250,000	—	—	$250,000	$250,000
Term note — variable rate LIBOR+1.50% (4.62% at December 31, 2008)	—	—	—	—	$20,000	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	$80,000	—	$80,000	$78,865
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,899

Mortgage note — fixed rate 7.80%	$587	$630	$27,816	—	—	—	$29,033	$30,031
Mortgage note — fixed rate 7.19%	$1,128	$1,211	$1,301	$38,963	—	—	$42,603	$44,205
Mortgage note — fixed rate 7.25%	$141	$149	$3,220	—	—	—	$3,510	$3,478
Mortgage note — fixed rate 6.76%	$23	$25	$27	$29	$896	—	$1,000	$1,018
Mortgage note — fixed rate 6.35%	$26	$28	$30	$31	$34	$949	$1,098	$1,100
Mortgage notes — fixed rate 5.55%	$25,930	—	—	—	—	—	$25,930	$26,422
Mortgage notes — fixed rate 7.50%	$208	$222	$5,657	—	—	—	$6,087	$6,188

Interest rate derivatives — liability	—	—	—	—	—	—	—	$25,490
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
          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in partners’ capital as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2008, 2007, and 2006.
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
          The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Operating Partnership. During 2008, 2007, and 2006, the net reclassification from AOCI to interest expense was $2.6 million, ($1.1) million and ($0.5) million, respectively, based on payments (receipts) made or received under the swap agreements. Based on current interest rates, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $10.6 million in 2009. Receipts made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $25.5 million and $1.2 million at December 31, 2008, and 2007 respectively.
10. FAIR VALUE MEASUREMENTS
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
          Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.
          We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in a business combination.
          SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(25,490)	—	(25,490)	—
          Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
11. STOCK OPTIONS AND NON-VESTED STOCK
          The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2008, options for 324,688 shares were outstanding under the Plans and options for 1,096,464 shares of common stock were available for future issuance.
          The Company also established the 1995 Outside Directors’ Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2008, 1,820 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2008, options for 36,000 common shares and non-vested shares of 9,160 were outstanding under the Non-employee Plan and options for no shares of common stock were available for future issuance.
          A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding at beginning of year:	168,125	$42.54	113,225	$35.77	142,900	$32.68

Granted	201,163	43.12	74,000	52.49	14,000	51.78
Exercised	(2,600)	27.78	(13,100)	32.44	(37,675)	30.33
Forfeited	(6,000)	36.86	(6,000)	59.62	(6,000)	33.05

Outstanding at end of year	360,688	$43.06	168,125	$42.54	113,225	$35.77

Exercisable at end of year	118,025	$38.84	82,625	$34.45	74,225	$31.14

          A summary of the Company’s stock options outstanding at December 31, 2008 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$20.375 - 29.99	31,475	$21.58	31,475	$21.58
$30.00 - 39.99	33,050	$35.35	19,550	$34.11
$40.00 - 57.79	296,163	$46.21	67,000	$48.33

Total	360,688	$43.06	118,025	$38.84

Intrinsic value of outstanding stock options at December 31, 2008	$506,184
Intrinsic value of exercisable stock options at December 31, 2008	$506,184
Intrinsic value of stock options exercised in 2008	$37,691
          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2008, or the price on the date of exercise for those exercised during the year. As of December 31, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 5.2 years. The weighted average remaining contractual life of all options is 8.0 years, and for exercisable options is 5.7 years.
Non-vested Stock
          The Company has also issued 289,587 shares of non-vested stock to employees which vest over two to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For the year ended December 31, 2008, the fair market value of the non-vested stock on the date of grant ranged from $20.38 to $59.81. During 2008, 43,893 shares of non-vested stock were issued to employees with an aggregate fair value of $1.8 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
          A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Non-	average	Non-	average	Non-	average
	vested	grant date	vested	grant date	vested	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested at beginning of year:	115,896	$45.54	96,453	$40.21	71,411	$30.39

Granted	45,713	41.50	43,989	53.79	41,719	53.86
Vested	(30,802)	42.71	(24,546)	39.39	(16,677)	32.29
Forfeited	—	—	—	—	—	—

Unvested at end of year	130,807	$44.79	115,896	$45.54	96,453	$40.21

          Compensation expense of $1.4 million, $1.2 million and $0.9 million was recognized for the vested portion of non-vested stock grants in 2008, 2007 and 2006, respectively. The fair value of non-vested stock that vested during 2008, 2007 and 2006 was $1.3 million, $1.0 million and $0.5 million, respectively. The total unrecognized compensation cost related to non-vested stock was $4.8 million at December 31, 2008, and the remaining weighted-average period over which this expense will be recognized was 6 years.
12. RETIREMENT PLAN
          Employees of the Operating Partnership qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Operating Partnership contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Operating Partnership was approximately $284,000, $256,000, and $166,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
13. INVESTMENT IN JOINT VENTURES
          The Operating Partnership has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Operating Partnership. The carrying value of the Operating Partnership’s investment at December 31, 2008 was $20.1 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. The Operating Partnership contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of December 31, 2008, the carrying value of the Operating Partnership’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
          As manager of Sovran HHF, the Operating Partnership earns a management and call center fee of 7% of gross revenues which totaled $0.5 million for 2008. The Operating Partnership also received an acquisition fee of 0.5% of purchase price for securing purchases for the joint venture. During 2008, the Operating Partnership recorded $0.7 million in acquisition fees. The Operating Partnership’s share of Sovran HHF’s income for 2008 was $0.1 million. At December 31, 2008, Sovran HHF owed the Operating Partnership $0.3 million for payments made by the Operating Partnership on behalf of the joint venture.
          The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership’s headquarters and other tenants. The Operating Partnership’s investment includes a capital contribution of $49. The carrying value of the Operating Partnership’s investment is a liability of $0.5 million at December 31, 2008 and $0.4 million at December 31, 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2008, 2007 and 2006, the Operating Partnership’s share of Iskalo Office Holdings, LLC’s (loss) income was ($6,000), $80,000, and $80,000, respectively. The Operating Partnership paid rent to Iskalo Office Holdings, LLC of $600,000, $561,000 and $583,000 in 2008, 2007, and 2006, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010.

          A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2008 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$170,176	$—
Investment in office building	—	5,507
Other assets	3,912	568

Total Assets	$174,088	$6,075

Due to the Operating Partnership	$336	$—
Mortgages payable	79,937	7,169
Other liabilities	1,942	168

Total Liabilities	82,215	7,337

Unaffiliated partners’ equity (deficiency)	73,499	(718)
Operating Partnership equity (deficiency)	18,374	(544)

Total Liabilities and Partners’ Equity (deficiency)	$174,088	$6,075

Income Statement Data:
Total revenues	$6,652	$1,127
Total expenses	6,301	1,139

Net income (loss)	$351	$(12)

          The Operating Partnership does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.
14. PREFERRED STOCK
          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock (“Series C Preferred”) in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. In 2004, the Company issued 306,748 shares of its common stock in connection with the conversion of 400,000 shares of Series C Preferred Stock into common stock. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. On July 7, 2007, the Company issued 920,244 shares of its common stock to the holder of its Series C Preferred Stock upon the holder’s election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock. As a result of the conversion, $30.0 million recorded in preferred partners capital was reclassified to limited partners’ capital in 2007.

15. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following is a summary of quarterly results of operations for the years ended December 31, 2008 and 2007 (dollars in thousands, except per unit data).

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$49,619	$50,120	$52,497	$50,767
Income from continuing operations (a)	$9,045	$10,033	$9,711	$8,537
Income from discontinued operations (a)	$82	$712	$—	$—
Net Income	$9,127	$10,745	$9,711	$8,537
Net income available to common unitholders	$9,127	$10,745	$9,711	$8,537
Net Income Per Common Unit
Basic	$0.41	$0.49	$0.44	$0.38
Diluted	$0.41	$0.48	$0.44	$0.38

	2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue (a)	$44,371	$47,872	$50,765	$49,849
Income from continuing operations (a)	$9,636	$8,117	$10,972	$10,838
Income from discontinued operations (a)	$100	$114	$118	$102
Net Income	$9,736	$8,231	$11,090	$10,940
Net income available to common unitholders	$9,108	$7,603	$11,090	$10,940
Net Income Per Common Unit
Basic	$0.44	$0.36	$0.51	$0.50
Diluted	$0.44	$0.36	$0.51	$0.50

(a)	Data as presented in this table differ from the amounts as presented in the Operating Partnership’s quarterly reports due to the impact of discontinued operations accounting with respect to the one property sold in 2008 as described in Note 5.
16. COMMITMENTS AND CONTINGENCIES
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
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2008. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2008.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.
          Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.
          The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/s/ Robert J. Attea	/s/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Partners of Sovran Acquisition Limited Partnership
          We have audited Sovran Acquisition Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Acquisition Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, Sovran Acquisition Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Acquisition Limited Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008 of Sovran Acquisition Limited Partnership and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 25, 2009

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
          The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2009, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.
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
          The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The Operating Partnership has no directors or officers. No director or officer of the Company or Holdings beneficially owns any Units.
          At December 31, 2008, the Company beneficially owns 22,016,348 Units which constitute 98.1% of all outstanding Units. No other person holds more than a 5% beneficial ownership in the Operating Partnership.
          The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2009.
RECENT SALES OF UNREGISTERED SECURITIES
          During 2008, the Operating Partnership issued Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:
-	On January 2, 2008, in connection with the Sovran Self Storage, Inc. 2005 Award and Option Plan, the Operating Partnership issued 16,500 Units to the Company.

-	On January 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,550,829 to the Operating Partnership in exchange for 72,540 Units.

-	On February 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $411,761 to the Operating Partnership in exchange for 11,036 Units.

-	On February 26, 2008, in connection with the Sovran Self Storage, Inc. 2005 Award and Option Plan, the Operating Partnership issued 8,932 Units to the Company.

-	On February 26, 2008, in connection with the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc., the Operating Partnership issued 6,141 Units to the Company.

-	On March 19, 2008, the Operating Partnership redeemed 200 Units from a partner for $7,788.

-	On March 20, 2008, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,000 Units to the Company for $27,220.

-	On March 24, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $357,504 to the Operating Partnership in exchange for 9,120 Units.

-	On April 23, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,094,124 to the Operating Partnership in exchange for 48,975 Units.

-	On May 21, 2008, in connection with the Company’s director’s compensation plan, the Operating Partnership issued 1,820 Units to the Company.

-	On May 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $429,729 to the Operating Partnership in exchange for 9,878 Units.

-	On June 6, 2008, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 200 Units to the Company for $6,929.

-	On January 17, 2008, in connection with the Sovran Self Storage, Inc. 2005 Award and Option Plan, the Operating Partnership issued 18,461 Units to the Company.

-	On June 23, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $405,838 to the Operating Partnership in exchange for 9,538 Units.

-	On July 10, 2008, the Operating Partnership redeemed 375 Units from a partner for $15,300.

-	On July 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $2,327,769 to the Operating Partnership in exchange for 60,471 Units.

-	On August 14, 2008, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 300 Units to the Company for $10,394.

-	On August 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $415,634 to the Operating Partnership in exchange for 10,850 Units.

-	On September 8, 2008, in connection with the Sovran Self Storage, Inc. 1995 Award and Option Plan, the Operating Partnership issued 1,100 Units to the Company for $27,674.

-	On September 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $393,416 to the Operating Partnership in exchange for 9,775 Units.

-	On September 29, 2008, the Operating Partnership redeemed 2,200 Units from a partner for $91,330.

-	On October 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $524,304 to the Operating Partnership in exchange for 15,603 Units.

-	On November 24, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $397,052 to the Operating Partnership in exchange for 15,858 Units.

-	On December 22, 2008, in connection with the Sovran Self Storage, Inc. Dividend Reinvestment and Stock Purchase Plan, the Company transferred $367,019 to the Operating Partnership in exchange for 11,664 Units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009.
Item 14. Principal Accountant Fees and Services
          The information required herein is incorporated by reference to “Appointment of Independent Auditor” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Acquisition Limited Partnership are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2008 and 2007.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2008, 2007, and 2006.

(iii)	Consolidated Statements of Partners’ Capital for Years Ended December 31, 2008, 2007, and 2006.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2008, 2007, and 2006.

(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2008 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.
          All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits
          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

3.2*	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002.

10.1*+	Employment Agreement between the Registrant and Robert J. Attea.

10.2*+	Employment Agreement between the Registrant and Kenneth F. Myszka.

10.3*+	Employment Agreement between the Registrant and David L. Rogers.

10.4	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006).

10.5	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed March 27, 2003).

10.6	Third Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Manufacturers and Traders Trust Company and other lenders named therein (incorporated by reference to Exhibit 10.1 filed in the Company’s Current Report on Form 8-K, filed June 27, 2008).

10.7	Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 of Registrant’s Current Report on Form 8-K filed June 26, 2006).

10.8	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 of the Registrant’s Current Report on Form 8-K filed May 1, 2006).

10.9	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.21 as filed in the Company’s Annual Report on Form 10-K, filed March 1, 2007).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21 as filed in the Company’s Annual Report on Form 10-K, filed March 1, 2007).

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

	By:	Sovran Holdings, Inc.
	Its:	General Partner

February 27, 2009	By:	/s/ David L. Rogers David L. Rogers,
Chief Financial Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sovran Holdings, Inc., as general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 27, 2009

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ John Burns John Burns	Director	February 27, 2009

/s/ Michael A. Elia Michael A. Elia	Director	February 27, 2009

/s/ Anthony P. Gammie Anthony P. Gammie	Director	February 27, 2009

/s/ Charles E. Lannon Charles E. Lannon	Director	February 27, 2009

Sovran Acquisition Limited Partnership
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2008

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Boston-Metro I	MA		$363	$1,679	$528	$363	2,207	$2,570	$706	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	361	680	1,977	2,657	699	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	650	345	1,918	2,263	573	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	2,029	416	3,545	3,961	768	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	1,436	397	2,860	3,257	626	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	1,076	747	1,739	2,486	563	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,869	770	4,603	5,373	1,476	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,298	239	2,408	2,647	628	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	768	701	2,427	3,128	764	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	903	198	1,643	1,841	508	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	854	779	1,971	2,750	758	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	2,037	483	3,789	4,272	922	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	796	224	1,604	1,828	526	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,651	497	3,108	3,605	1,015	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	485	395	1,889	2,284	613	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	451	164	1,211	1,375	408	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	447	367	1,772	2,139	635	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	749	853	3,806	4,659	1,194	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	961	687	1,154	1,841	416	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	447	268	1,695	1,963	613	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	442	234	1,285	1,519	421	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	3,791	816	5,122	5,938	1,072	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	514	444	2,127	2,571	770	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	844	649	3,173	3,822	1,029	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	912	387	2,314	2,701	657	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	659	844	2,680	3,524	904	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	349	303	1,451	1,754	541	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,638	517	2,181	2,698	530	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	654	321	1,804	2,125	548	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	594	374	1,912	2,286	655	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	1,079	189	1,798	1,987	506	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	508	488	1,696	2,184	590	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	1,884	602	3,291	3,893	753	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	446	513	2,376	2,889	864	1988	6/26/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Sharon	PA		194	912	440	194	1,352	1,546	450	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	770	1,503	4,389	5,892	1,229	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	265	398	1,300	1,698	515	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	364	424	1,378	1,802	515	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	926	483	2,092	2,575	556	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	497	308	1,613	1,921	620	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	529	174	1,311	1,485	463	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	615	413	1,614	2,027	612	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,362	306	1,765	2,071	413	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	2,783	479	4,525	5,004	870	1988	6/26/1995	5 to 40 years
Augusta I	GA		357	1,296	824	357	2,120	2,477	667	1988	6/26/1995	5 to 40 years
Macon I	GA		231	1,081	467	231	1,548	1,779	524	1989	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,570	883	3,674	4,557	1,151	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	736	316	2,207	2,523	756	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,091	651	4,034	4,685	1,422	1983	6/26/1995	5 to 40 years
Augusta II	GA		315	1,139	768	315	1,907	2,222	590	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	1,038	715	2,733	3,448	798	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,443	619	3,246	3,865	732	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	1,975	1,376	5,194	6,570	1,445	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	464	244	1,365	1,609	535	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,124	1,591	2,433	4,024	924	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,881	612	2,364	2,976	568	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,753	256	2,997	3,253	755	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	795	313	2,257	2,570	755	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	347	278	1,351	1,629	497	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,550	384	2,888	3,272	701	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	560	730	2,285	3,015	820	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	624	863	2,665	3,528	931	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	415	326	1,930	2,256	679	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,724	369	4,082	4,451	908	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	714	719	1,367	2,086	504	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	531	226	1,577	1,803	564	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	951	1,088	3,548	4,636	1,249	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	742	526	2,700	3,226	952	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	577	672	3,016	3,688	1,034	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	2,204	796	3,331	4,127	725	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	590	209	1,554	1,763	581	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	720	443	2,322	2,765	777	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	964	1,162	3,718	4,880	1,272	1986	9/29/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Birmingham III	AL		424	1,506	671	424	2,177	2,601	833	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	723	431	2,290	2,721	720	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	596	360	2,237	2,597	745	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	947	692	3,106	3,798	932	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,291	472	3,001	3,473	829	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	305	206	1,216	1,422	530	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	440	413	2,142	2,555	889	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,161	442	2,753	3,195	649	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	269	353	1,568	1,921	588	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	624	232	1,487	1,719	482	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	645	766	2,445	3,211	772	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	282	442	2,049	2,491	675	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	1,031	408	2,693	3,101	800	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	327	328	1,651	1,979	549	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,115	436	2,874	3,310	852	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	536	289	1,697	1,986	535	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,364	671	3,733	4,404	904	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	989	433	1,849	2,282	526	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	325	345	1,587	1,932	535	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	299	229	1,183	1,412	379	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	1,326	545	3,266	3,811	795	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,048	359	2,335	2,694	747	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,263	297	3,134	3,431	787	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	267	310	1,555	1,865	522	1987	6/28/1996	5 to 40 years
Cincinnati	OH	(2)	557	1,988	757	688	2,614	3,302	216	1988	7/23/1996	5 to 40 years
Dayton	OH	(2)	667	2,379	433	683	2,796	3,479	246	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	432	777	3,202	3,979	985	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	929	568	2,957	3,525	963	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	509	436	2,144	2,580	725	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	1,395	631	3,648	4,279	1,116	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	300	538	2,330	2,868	842	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	409	487	2,163	2,650	613	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	337	315	1,468	1,783	441	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	919	314	2,032	2,346	633	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	1,208	707	3,701	4,408	927	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	2,040	693	4,089	4,782	819	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,772	751	4,448	5,199	1,166	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,350	725	3,936	4,661	1,089	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,602	701	4,456	5,157	1,412	1979	1/10/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Cleveland Vl	OH		495	1,781	875	495	2,656	3,151	773	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,272	761	3,986	4,747	1,152	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,573	418	3,494	3,912	1,002	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	1,347	606	3,511	4,117	819	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI	(2)	455	1,631	948	624	2,410	3,034	211	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	833	219	1,623	1,842	480	1983	1/17/1997	5 to 40 years
Kalamazoo	MI	(2)	516	1,845	1,726	694	3,393	4,087	259	1978	1/17/1997	5 to 40 years
Lansing	MI	(2)	327	1,332	1,527	542	2,644	3,186	210	1987	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,888	451	3,718	4,169	1,022	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	417	504	2,073	2,577	585	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	297	346	1,533	1,879	472	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,650	432	3,210	3,642	825	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,255	634	3,820	4,454	1,027	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	343	566	2,622	3,188	762	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	563	293	1,920	2,213	518	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,271	335	2,613	2,948	657	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	962	328	2,277	2,605	648	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	323	152	1,036	1,188	335	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	581	245	1,701	1,946	427	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	1,180	260	2,223	2,483	550	1988/95	3/31/1997	5 to 40 years
Danville	VA		326	1,488	223	326	1,711	2,037	502	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	737	616	1,570	2,186	458	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	630	491	2,386	2,877	762	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	347	296	1,543	1,839	471	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	466	921	3,748	4,669	1,155	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	2,079	304	3,290	3,594	640	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,127	960	4,974	5,934	1,512	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,241	943	5,127	6,070	1,498	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	786	611	3,030	3,641	912	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	515	370	2,001	2,371	649	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	562	515	2,636	3,151	797	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	429	1,033	4,182	5,215	1,307	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	458	825	3,190	4,015	938	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	306	735	3,735	4,470	1,116	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	377	268	1,474	1,742	405	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,528	89	1,904	1,993	399	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	908	421	2,714	3,135	710	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	311	282	1,614	1,896	496	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	533	637	3,081	3,718	833	1984	12/3/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Chesapeake-Military	VA		542	2,210	322	542	2,532	3,074	717	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	880	620	3,412	4,032	916	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	229	540	2,440	2,980	723	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	730	864	4,724	5,588	1,331	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	729	1,243	5,748	6,991	1,604	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	740	709	3,975	4,684	1,215	1985	2/4/1998	5 to 40 years
Northbridge	MA	(2)	441	1,788	960	694	2,495	3,189	191	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	469	843	3,863	4,706	1,111	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	551	397	2,385	2,782	654	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	487	488	2,233	2,721	606	1990/96	2/18/1998	5 to 40 years
Titusville	FL	(2)	492	1,990	934	688	2,728	3,416	203	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	1,014	733	3,955	4,688	1,120	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	534	384	1,905	2,289	549	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,077	414	3,157	3,571	569	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	583	349	1,833	2,182	517	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	807	544	2,749	3,293	835	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	1,069	702	3,890	4,592	1,023	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	672	775	3,775	4,550	1,028	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	712	940	4,475	5,415	1,203	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	464	742	3,441	4,183	891	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	1,175	569	2,992	3,561	717	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,817	675	3,483	4,158	667	1986	4/22/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	-619	662	2,035	2,697	612	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	128	744	3,149	3,893	879	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	3,268	419	4,792	5,211	572	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	352	1,208	5,206	6,414	1,411	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	315	944	4,118	5,062	1,139	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	329	903	3,972	4,875	1,051	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	705	1,503	6,764	8,267	1,850	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	110	489	1,923	2,412	573	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,199	740	3,696	4,436	721	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	372	698	3,013	3,711	734	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	129	635	2,431	3,066	660	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	283	548	2,271	2,819	606	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	350	840	3,723	4,563	1,034	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	629	324	2,122	2,446	585	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	317	510	2,294	2,804	665	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	442	481	2,396	2,877	646	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC		327	1,329	672	327	2,001	2,328	442	1995	8/6/1998	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Jacksonville-Gum Branch	NC		508	1,815	1,272	508	3,087	3,595	663	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	601	216	1,383	1,599	411	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	654	550	2,652	3,202	635	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,362	670	3,769	4,439	801	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	867	390	2,437	2,827	553	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	462	460	2,104	2,564	642	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,595	507	3,653	4,160	634	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	793	447	2,569	3,016	632	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	926	556	2,877	3,433	877	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	267	708	3,127	3,835	807	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	627	314	1,722	2,036	572	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,414	188	2,066	2,254	558	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	767	963	4,663	5,626	1,099	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,097	772	3,576	4,348	767	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	539	565	3,135	3,700	755	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	719	733	1,625	2,358	397	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	583	339	1,929	2,268	433	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	583	291	1,609	1,900	359	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	334	354	1,739	2,093	445	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	783	453	2,393	2,846	570	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	828	872	4,304	5,176	1,069	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	657	849	4,058	4,907	972	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,753	410	3,379	3,789	623	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	746	667	3,119	3,786	750	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	346	335	1,867	2,202	478	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,153	276	2,465	2,741	439	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	753	633	3,326	3,959	649	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	315	633	2,932	3,565	683	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	367	384	1,789	2,173	411	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,151	254	2,210	2,464	350	1998	11/15/2000	5 to 40 years
Brewster	NY	(2)	1,716	6,920	903	1,981	7,558	9,539	577	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX	(2)	837	2,977	486	966	3,334	4,300	285	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX	(2)	733	3,392	568	841	3,852	4,693	308	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL	(2)	787	3,249	365	902	3,499	4,401	306	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	590	1,104	4,258	5,362	762	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	560	1,091	4,142	5,233	736	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	1,204	942	4,284	5,226	703	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	841	589	2,774	3,363	503	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	2,875	666	4,581	5,247	521	1989	12/1/2001	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Saco	ME	(1)	534	1,914	278	570	2,156	2,726	388	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	2,261	1,004	6,845	7,849	868	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	400	714	3,416	4,130	625	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	372	327	1,542	1,869	312	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	851	912	4,226	5,138	772	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	484	268	1,486	1,754	273	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	315	306	1,454	1,760	275	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	593	480	2,378	2,858	433	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	935	583	3,097	3,680	523	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	1,179	553	3,233	3,786	509	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	1,053	320	2,248	2,568	357	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	620	496	2,460	2,956	414	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	678	784	3,584	4,368	594	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	283	421	1,851	2,272	335	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	666	411	2,181	2,592	355	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	341	919	4,037	4,956	658	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	231	612	2,699	3,311	439	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	267	689	3,426	4,115	563	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	2,040	1,119	5,024	6,143	602	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	123	817	3,409	4,226	576	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	178	407	1,828	2,235	305	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	178	817	3,465	4,282	578	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	615	2,207	9,481	11,688	1,450	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	479	1,131	5,043	6,174	758	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	322	635	3,240	3,875	480	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	340	1,252	6,083	7,335	919	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	41	1,039	4,242	5,281	584	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	297	827	4,073	4,900	531	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	298	2,713	11,311	14,024	1,408	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,771	773	4,941	5,714	512	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	106	1,195	4,983	6,178	598	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	249	1,103	4,799	5,902	585	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,646	1,061	7,073	8,134	631	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	849	388	2,489	2,877	227	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	74	1,720	7,060	8,780	837	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	456	1,566	4,801	6,367	563	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	761	1,365	6,330	7,695	757	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	665	2,051	6,518	8,569	727	2000	8/5/2004	5 to 40 years
East Falmouth	MA		1,479	5,978	153	1,479	6,131	7,610	602	1998	2/23/2005	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Cicero	NY		527	2,121	499	527	2,620	3,147	270	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	57	1,131	4,666	5,797	469	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	93	612	2,594	3,206	260	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	192	1,612	6,777	8,389	666	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	3,510	1,214	4,949	77	1,215	5,025	6,240	470	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	106	1,906	7,832	9,738	737	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	1,577	470	3,479	3,949	191	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	160	537	2,343	2,880	218	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	202	556	2,467	3,023	220	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	149	754	3,214	3,968	293	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	1,357	484	3,334	3,818	211	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	428	811	3,825	4,636	343	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	1,935	719	4,862	5,581	280	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,087	721	4,081	4,802	305	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	94	867	3,593	4,460	280	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	449	982	2,627	3,609	205	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	78	596	2,489	3,085	199	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	111	937	3,890	4,827	290	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,018	707	4,951	5,658	315	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	1,000	411	1,621	131	411	1,752	2,163	147	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	73	463	1,904	2,367	140	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,231	601	3,637	4,238	216	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,098	542	1,319	2,084	542	3,403	3,945	134	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	57	832	3,325	4,157	231	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	373	617	2,795	3,412	175	1989	6/29/2006	5 to 40 years
Largo 2	FL	2,478	1,270	5,037	157	1,270	5,194	6,464	343	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,676	104	929	3,780	4,709	245	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL	2,301	696	2,739	96	696	2,835	3,531	184	1999	6/22/2006	5 to 40 years
New Orleans	LA	4,196	1,220	4,805	75	1,220	4,880	6,100	320	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO	4,841	1,113	4,359	176	1,113	4,535	5,648	293	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	79	766	3,119	3,885	200	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO	2,433	828	3,290	124	828	3,414	4,242	222	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO	3,873	734	2,867	533	734	3,400	4,134	223	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	174	899	3,770	4,669	248	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	167	890	3,719	4,609	239	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO	3,658	697	2,711	92	697	2,803	3,500	183	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	2,020	1,256	4,946	145	1,256	5,091	6,347	329	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	47	605	2,481	3,086	162	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,428	107	607	2,535	3,142	165	2004	6/22/2006	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Dallas-Manderville	TX		1,073	4,276	54	1,073	4,330	5,403	284	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,813	549	2,180	84	549	2,264	2,813	149	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX	2,150	644	2,542	49	644	2,591	3,235	169	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	50	963	3,886	4,849	255	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	99	773	3,159	3,932	208	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX	2,254	1,175	4,624	98	1,175	4,722	5,897	300	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	52	619	2,523	3,142	161	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	1,862	699	4,646	5,345	186	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	234	1,158	4,873	6,031	296	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	122	590	2,483	3,073	146	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	67	694	2,825	3,519	163	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	118	736	3,023	3,759	180	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	85	975	3,939	4,914	229	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	64	0	3,744	3,744	224	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	58	439	1,803	2,242	106	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	1,912	813	5,125	5,938	203	2000	10/31/2006	5 to 40 years
Buffalo-Lagner	NY		532	2,119	210	532	2,329	2,861	102	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit	NY		437	1,794	67	437	1,861	2,298	89	1998	3/30/2007	5 to 40 years
Buffalo-Lake	NY		638	2,531	241	638	2,772	3,410	136	1997	3/30/2007	5 to 40 years
Buffalo-Union	NY		348	1,344	89	348	1,433	1,781	67	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls	NY		323	1,331	48	323	1,379	1,702	66	1998	3/30/2007	5 to 40 years
Buffalo-Youngs	NY		315	2,185	84	316	2,268	2,584	84	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan	NY		961	3,827	85	961	3,912	4,873	177	1999	3/30/2007	5 to 40 years
Buffalo-Transit	NY		375	1,498	217	375	1,715	2,090	86	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips	NY		1,003	4,002	58	1,003	4,060	5,063	183	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	96	1,100	4,482	5,582	239	1994	1/11/2007	5 to 40 years
Port Arthur	TX		929	3,647	119	930	3,765	4,695	178	2002/04	3/8/2007	5 to 40 years
Beaumont	TX		1,537	6,018	195	1,537	6,213	7,750	294	2003/06	3/8/2007	5 to 40 years
Huntsville	AL		1,607	6,338	110	1,607	6,448	8,055	262	1989/06	6/1/2007	5 to 40 years
Huntsville	AL		1,016	4,013	101	1,017	4,113	5,130	168	1993/07	6/1/2007	5 to 40 years
Gulfport	MS		1,423	5,624	18	1,423	5,642	7,065	228	1998/05	6/1/2007	5 to 40 years
Huntsville	AL		1,206	4,775	49	1,206	4,824	6,030	196	1998/06	6/1/2007	5 to 40 years
Mobile	AL		1,216	4,819	106	1,216	4,925	6,141	200	2000/07	6/1/2007	5 to 40 years
Gulfport	MS		1,345	5,325	22	1,345	5,347	6,692	217	2002/04	6/1/2007	5 to 40 years
Huntsville	AL		1,164	4,624	47	1,164	4,671	5,835	190	2002/06	6/1/2007	5 to 40 years
Foley	AL		1,346	5,474	71	1,347	5,544	6,891	230	2003/06	6/1/2007	5 to 40 years
Pensacola	FL		1,029	4,180	86	1,029	4,266	5,295	182	2003/06	6/1/2007	5 to 40 years
Auburn	AL		686	2,732	74	686	2,806	3,492	117	2003	6/1/2007	5 to 40 years
Gulfport	MS		1,811	7,152	23	1,811	7,175	8,986	289	2004/06	6/1/2007	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Pensacola	FL		732	3,015	28	732	3,043	3,775	132	2006	6/1/2007	5 to 40 years
Montgomery	AL		1,075	4,333	23	1,076	4,355	5,431	180	2006	6/1/2007	5 to 40 years
Montgomery	AL		885	3,586	13	885	3,599	4,484	150	2006	6/1/2007	5 to 40 years
San Antonio	TX		676	2,685	124	676	2,809	3,485	116	2003/06	5/21/2007	5 to 40 years
Beaumont	TX		742	3,024	51	742	3,075	3,817	96	2002/05	11/14/2007	5 to 40 years
Hattiesburg	MS		444	1,799	55	444	1,854	2,298	49	1998	12/19/2007	5 to 40 years
Biloxi	MS		384	1,548	39	384	1,587	1,971	42	2000	12/19/2007	5 to 40 years
Foley	AL		437	1,757	33	437	1,790	2,227	46	2000	12/19/2007	5 to 40 years
Ridgeland	MS		1,479	5,965	51	1,479	6,016	7,495	141	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	48	1,337	5,425	6,762	127	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	35	852	3,444	4,296	0	2003/04	12/31/2008	5 to 40 years
Construction in progress			0	0	13,967	0	13,967	13,967	0	2006
Corporate Office	NY		0	68	11,075	1,616	9,527	11,143	7,105	2000	5/1/2000	5 to 40 years

			$228,114	$884,104	$276,983	$240,525	$1,148,676	$1,389,201	$216,644

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $42.6 million at December 31, 2008.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $29.0 million at December 31, 2008.

	December 31, 2008		December 31, 2007		December 31, 2006
Cost:
Balance at beginning of period		$1,322,708		$1,136,052		$886,191
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	18,454		136,653		212,957
Improvements, etc.	48,232		52,427		37,003

		66,686		189,080		249,960

Deductions during period:
Cost of real estate sold	(193)	(193)	(2,424)	(2,424)	(99)	(99)

Balance at close of period		$1,389,201		$1,322,708		$1,136,052

Accumulated Depreciation:
Balance at beginning of period		$183,679		$154,449		$129,340
Additions during period:
Depreciation expense	$33,100		$30,011		$25,163

		33,100		30,011		25,163

Deductions during period:
Accumulated depreciation of real estate sold	(135)	(135)	(781)	(781)	(54)	(54)

Balance at close of period		$216,644		$183,679		$154,449